Form 10QSB/A
period 1996-03-31
ADVANCED DEPOSITION TECHNOLOGIES INC
filed 1996-05-20
CIK 909963

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                               Amendment No. 1 to

                                  FORM 10-QSB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended March 31, 1996     Commission File number 1-12230


                     ADVANCED DEPOSITION TECHNOLOGIES, INC.
                     --------------------------------------
                     (Exact name of Small Business Issuer as
                            Specified in its Charter)



        Delaware                                                04-2865714
        --------                                                ----------
State of Organization)                                       (I.R.S. Employer
                                                          Identification Number)




             580 Myles Standish Blvd., Taunton, Massachusetts 02780
             ------------------------------------------------------
               (Address of principal executive offices, Zip Code)



                                 (508) 823-0707
                                 --------------
                (Issuer's telephone number, including area code)


         Indicate by check mark wether the issuers (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.   YES X  NO
                                        ---    ---
         As of May 20, 1996, there were 3,151,987 shares of Common Stock, $0.01 par value, of the issuer outstanding.





                     ADVANCED DEPOSITION TECHNOLOGIES, INC.

                                      INDEX


PART I. FINANCIAL INFORMATION                                                   PAGE NUMBER
                                                                                -----------
         Item 1. Financial Statements

                  Condensed and Consolidated Financial Statements:
                  March 31, 1996 (Unaudited) and December 31, 1995                   1

                  Condensed and Consolidated Statements of Earnings:
                  (Unaudited) for the three months ended March 31, 1996
                  and March 31, 1995                                                 2

                  Condensed and Consolidated Statements of Cash Flows:
                  (Unadited) for the three months ended March 31, 1996
                  and March 31, 1995                                                 3

                  Notes to Condensed and Consolidated Financial
                  Statements                                                         4-5

         Item 2. Management's' Discussion and Analysis of Financial
                  Condition and Results of Operations                                6-9

PART II. OTHER INFORMATION

         Item 5. Other Information                                                   10

         Item 6. Exhibits and Reports on Form 8-K                                    10



                     ADVANCED DEPOSITION TECHNOLOGIES, INC.

              CONDENSED AND CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                                       March 31,  1996    December 31, 1995

                                                                       ---------------    -----------------
CURRENT ASSETS
        Cash                                                             $          35       $           98
        Restricted cash                                                            443                  500
        Amount due Printpack                                                     1,321                1,321
        Accounts receivable, net of allowance for doubtful
             accounts of $137 and $137 at March 31, 1996 and
             December 31, 1995, respectively                                     1,933                1,451
        Inventories                                                              1,708                1,492
        Prepaid expenses and other current assets
                                                                                    46                   16

                                                                       ---------------    -----------------
                                                                                 5,486                4,878
        Total current assets

PROPERTY AND EQUIPMENT, net                                                      5,611                5,279

OTHER ASSETS, net                                                                  179                  177

                                                                       ---------------    -----------------
                                                                         $      11,276       $       10,334
                                                                         =============       ==============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
        Revolving line of credit                                         $       1,499       $       1,499
        Current maturities of long-term debt                                     1,023               1,069
        Amount due Printpack Enterprises, Inc.                                   1,225               1,225
        Accounts payable                                                         3,112               2,366
        Accrued expenses                                                           133                 100

                                                                       ---------------    ----------------
        Total current liabilities                                                6,992               6,259

LONG-TERM OBLIGATIONS, net of current maturities
                                                                                    16                  17

STOCKHOLDERS' EQUITY:
        Preferred Stock, $0.01 par value
          1,000,000 shares authorized, none issued                              --                  --
        Common stock, $0.01 par value,
          5,500,000 shares authorized, 3,152,000 and
          3,142,828 shares outstanding at March 31, 1996 and
          3,142,000 December 31, 1995, respectively                                 32                  32
        Common stock purchase warrants                                              78                  78
        Additional paid-in capital                                               6,072               6,068
        Retained deficit                                                        (1,882)             (2,088)
                                                                       ---------------    ----------------
                                                                                 4,300               4,090
        Less Treasury stock, 10,000 shares at cost
                                                                                    32                  32

                                                                       ---------------    ----------------
        Total stockholders' equity                                               4,268               4,058

                                                                       ---------------    ----------------
                                                                         $     11,276        $      10,334
                                                                         =============       =============



The Condensed and Consolidated Balance Sheet at December 31, 1995, has been derived from the audited financial statements of the Company at that date.

See Notes to Condensed and Consolidated Financial Statements

                     ADVANCED DEPOSITION TECHNOLOGIES, INC.

         CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                          Three months        Three months
                                                                       ended March 31,     ended March 31,
                                                                                  1996                1995

                                                                      ----------------   -----------------
REVENUES:
          Product sales                                               $          2,214   $           1,875
          Royalties, license fees and other                                        100                  40
                                                                      ----------------   -----------------
                                                                                 2,314               1,915

COST OF PRODUCTS SOLD                                                            2,112               1,744

                                                                      ----------------   -----------------
          Gross profit                                                                                 171
                                                                                   202

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE                                                            260
                                                                                   314

RESEARCH AND DEVELOPMENT EXPENSE
                                                                                    21                  32

ACCUCRISP DEVELOPMENT EXPENSES                                                  --
                                                                                                        16

                                                                      ----------------   -----------------
          Operating loss                                                        (  133)            (   127)


GAIN ON TERMINATION OF EXCLUSIVITY AGREEMENT                                       400              --
INTEREST (EXPENSE), NET OF INTEREST INCOME                                      (   61)            (    62)


                                                                      ----------------   -----------------
          Income (loss) before provision for income taxes                          206             (   189)

PROVISION FOR INCOME TAXES                                                      --                  --

                                                                      ----------------   -----------------
          Net income (loss)                                              $         206      $      (   189)
                                                                         =============      ==============

INCOME (LOSS) PER SHARE                                                  $         .06      $      (   .06)
                                                                         =============      ==============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                   3,278,634           3,121,589
                                                                         =============      ==============


See Notes to Condensed and Consolidated Financial Statements



                     ADVANCED DEPOSITION TECHNOLOGIES, INC.

         CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                 (IN THOUSANDS)


                                                                               Three months        Three months
                                                                            ended March 31,     ended March 31,
                                                                                       1996                1995

                                                                            ---------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net cash provided by (used in)  operating activities                $            13     $           187

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchases of property and equipment                                             (87)               (141)

        Decrease in investments in marketable securities                             --                      (2)
        Increase in other assets                                                         (2)                (10)
                                                                            ---------------     ---------------
       Net cash used in investing activities                                            (89)               (153)

CASH FLOWS FROM  FINANCING ACTIVITIES:
        Net borrowings under revolving line of credit                                --                      60
        Repayment of long term obligations                                              (48)                (51)

        Purchase of treasury stock                                                   --                     (32)
        Exercise of stock options                                                         4              --
                                                                            ---------------     ---------------
        Net cash used in financing activities
                                                                                        (44)                (23)
                                                                            ---------------     ---------------
NET INCREASE (DECREASE) IN CASH                                                        (120)                 11

CASH AND CASH EQUIVALENTS, beginning of period                                          598                 177
                                                                            ---------------     ---------------
CASH AND CASH EQUIVALENTS, end of period                                    $           478     $           188
                                                                            ===============     ===============

SUPPLEMENTAL DISCLOSURE OF NONCASH OPERATING AND FINANCING ACTIVITIES

 Gain on Termination of  Exclusivity Agreement                              $           400     $       --
                                                                            ===============     ===============



See Notes to Condensed and Consolidated Financial Statements



                     ADVANCED DEPOSITION TECHNOLOGIES, INC.

      NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 1996

1.)      GENERAL

         The accompanying unaudited condensed and consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-QSB and Item 310 (b) of Regulation SB-2. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Reference should be made to the financial statements and related notes included the Company's Annual Report on Form 10-KSB, which was filed with the Securities and Exchange Commission on April 16, 1996.

         In the opinion of the management of the Company, the accompanying financial statements reflect all adjustments that were of a normal recurring nature necessary for a fair presentation of the Company's results of operations and changes in financial position for the three and nine month periods ended March 31, 1996, and March 31, 1995. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31,1996.

2.       SIGNIFICANT ACCOUNTING POLICIES

         The accompanying financial statements reflect the application of certain significant accounting policies, including those described below.

         a.       Principals of consolidation

         The accompanying consolidated financial statements include the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

         b.       Revenue recognition

         The Company recognizes revenues on its product sales upon shipment and royalties and license fees as earned.



         c.        Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                                                      March 31,      December 31,
                                                                           1996              1995
                                                                  -------------    --------------
Raw materials                                                     $       1,168    $        1,234
Work in process and finished goods                                          540               258
                                                                  -------------    --------------
Total inventory                                                   $       1,708    $        1,492
                                                                  =============    ==============

3.       INCOME (LOSS) PER COMMON SHARE

         Income (loss) per common share has been determined by dividing net income (loss) by the weighted average common shares outstanding during the period. Common stock equivalents have been calculated in accordance with the treasury stock method and are included for all periods in which their effect is dilutive.

4.       CASH EQUIVALENTS AND INVESTMENT IN MARKETABLE SECURITIES

         The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Investments" (SFAS No 115) effective January 1, 1994. As of March 31, 1996, the Company's investments consist entirely of money market funds, which are included in restricted cash in the accompanying balance sheets.

5.       COMMON STOCK PURCHASE WARRANTS

         In the third quarter of 1995, the Company reduced the exercise price of the Redeemable Common Stock Purchase Warrants (the "Redeemable Warrants") from $7.00 per share to $5.00 per share. In addition effective March 8, 1996, the date through which the Redeemable Warrants may be exercised will be extended for one year from March 8, 1996, to March 8, 1997.


ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

         Advanced Deposition Technologies, Inc. (the "Company") otherwise known as A.D. TECH, is a technology leader in developing and manufacturing high-resolution, patterned, vacuum-metalized coatings for a variety of energy management applications related to industrial, medical, commercial and consumer products. Included among these are products offerings for microwave food packaging, electronic capacitors, security holograms, retroreflective films, barrier packaging, electronic article surveillance (EAS), and electric static discharge (ESD). The Company's revenue to date has been primarily from the capacitor and packaging markets.

RECENT DEVELOPMENTS

         During the three months ended March 31, 1996, the Company experienced a record quarter for sales to the capacitor industry; began shipping production orders to the retroreflective materials industry; and also began taking larger orders from a large, national food packaging converter for its Safety Susceptor films and shipping Safety Susceptor evaluation orders to Europe and the Far East. New products for the retroreflective and microwave food packaging industries both rely on the Company's proprietary Pattern Metalization Printing ("PMP") manufacturing process.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31, 1995

         Total Revenue. Total revenue increased to approximately $2,314,000 for the three months ended March 31, 1996 from approximately $1,915,000 for the three months ended March 31, 1995, an increase of 21%.

         Product sales to the capacitor industry totaled approximately $1,793,000 for the three month period ended March 31, 1996 compared to approximately $1,231,000 for the three month period ended March 31, 1995, a 45.7% increase. The increase was a result of new customers, increase sales to existing customers and higher unit prices.

         Product sales to the microwave food packaging market totaled approximately $171,000 during the three months ended March 31, 1996 compared to an insignificant amount during the three months ended March 31, 1995. Continued acceptance in the industry of the Company's Safety Susceptor film for microwave food packaging applications resulted in additional customers and larger orders. In addition, the Company shipped microwave food packaging products to its OEM customers as well partially filling an order to its consumer market distributor.

         Product sales to new applications markets totaled approximately $104,000 for the three months ended March 31, 1996 compared to an insignificant amount for the three months ended March 31, 1995. Sales in this category were primarily to the retroreflective materials industry where the Company's PMP process is used to increase the retroreflectivity of materials used on, among other things, safety related items such as reflective clothing and highway equipment.


         Product sales to the standard packaging market totaled approximately $99,000 for the three months ended March 31, 1996, compared to approximately $651,000 for the three months ended September 30, 1995, a 84.8% decrease. The decreased sales resulted from the Company's termination of its Agreements with Printpack Enterprises, Inc. ("Printpack"), which called for certain minimum purchase requirements. The Company does not expect that standard packaging sales to Printpack will return to the amounts realized in 1995.

         Royalties, license fees and other revenue during the three months ended March 31, 1996 increased to approximately $100,000 from approximately $40,000 for the three months ended March 31, 1995. Revenue recognized during 19967 was the result of the Company's sale of the exclusive rights to its membrane susceptor technology.

         Cost of Product Sales. Cost of product sales increased to approximately $2,112 for the three months ended March 31, 1996, compared to $1,744 for the three months ended March 31, 1995, a 21% increase. The increase resulted from additional sales volume and higher raw material prices. The cost of product sales as a percentage to product sales increased to 95% in the three months ended March 31, 1996, as compared to 93% for the three months ended March 31, 1995. This increase resulted from higher material prices partially offset by a change in mix to higher margin products.

         Selling, General and Administrative. Selling, general and administrative expenses increased to approximately $314,000 for the three months ended September 30, 1995, (13.6% of total revenue) from approximately $ 260,000 (13.6% of total revenue) for the three months ended September 30, 1994, due primarily to increased legal fees, salaries expense and selling expenses.

         Research and Development. Research and development costs decreased to approximately $21,000 for the three months ended March 31, 1996, from approximately $32,000 for the three months ended March 31, 1995. Research and development expenses have been primarily related to the development of the Company's Pattern Metalization Process ("PMP") as well as the development of its microwave food packaging materials. The developmental stage of both of programs is substantially complete: the Company is now directing its resources to the marketing and distribution of these and other patented materials.

         Development expenses for the Company's consumer retail product, ACCU-CRISP, were insignificant for the three months ended March 31, 1996 as compared to approximately $16,000 for the three months ended March 31, 1995. The Company does not expect any further significant development expenditures for ACCU-CRISP. In December 1995, the Company entered into an exclusive agreement with the Media Group to market and distribute ACCU-CRISP Bags to the consumer market.


         Operating Loss. The Company generated an operating loss of $133,000 for the three months ended March 31, 1996, compared to an operating loss of $127,000 for the three month period ending March 31, 1995. The increased operating loss was the result of increased selling, general and administrative expenses partially offset by increased revenue, lower research and development expenses. and lower ACCU-CRISP product development expenses.

         Other Income: The Company realized an approximate gain of $400,000 resulting from the termination of an exclusivity agreement with Printpack. The gain is a result of the recognition of the fair market value of the asset received pursuant to the termination of the agreement.

         Net Interest Expense. Net interest expense was approximately $61,000 for the three month period ended March 31, 1996 compared to net interest expense of $62,000 for the three month period ended March 31, 1995.

         Net Income (Loss). The Company generated net income of approximately $206,000 for three month period ended March 31, 1996 compared to a net loss of approximately $189,000 for the three month period ended March 31, 1995, as a result of the factors discussed above.

Liquidity  and Capital Resources.

         The Company has a working capital deficit of approximately $1,506 at March 31, 1996, compared to working capital deficit of $1,381,000 as of December 31, 1995. This decrease in working capital reflects the first quarter operating loss, capital spending and debt amortization.

         Cash provided by operations for the three months ended March 31, 1996, was approximately $13,000 compared to cash provided by operations during the three months ended March 31, 1995 of $ 187,000. Positive cash flow from operations was the result of increases in accounts payable partially offset by increases in accounts receivable, inventories and prepaid expenses.

         In the three month period ending March 31, 1996, the Company expended $87,000 in capital investments. The investments were primarily for increasing the capacity and efficiency of existing equipment.

         The Company's revolving line of credit expired on December 31, 1995. Under the terms of the line of credit agreement, the Company's term note with the same bank also became due. The bank has agreed to allow the Company until June 30, 1996, to repay its indebtedness to the bank. The balances outstanding on March 31, 1996 on the line of credit and term note are $1,499,000 and $1,017,500 respectively, and are classified as current liabilities on the accompanying balance sheet. The Company has $443,000 in cash pledged as collateral against the line of credit. The Company has received proposals from finance companies and has been seeking additional equity financing in order to provide sufficient funds to repay all amounts due the bank and to Printpack, described below.

         In September 1992, the Company entered into three agreements (collectively "the Agreements") with Printpack, a flexible packaging supplier to food companies. Under the Securities Purchase Agreement, the Company sold 297,610 shares of its common stock to Printpack for $250,000. Under the Purchase and Tolling Agreement, the Company granted Printpack the exclusive right to purchase and sell certain flexible microwave packaging products within North America for five years. The Purchase and Tolling Agreement also set forth specified minimum purchase requirements and pricing terms for product sales. Under the Equipment Lease Agreement, Printpack leased a vacuum metallizer to the Company. The Company accounted for this lease as a capital lease. Printpack did not meet the specified minimum purchase requirements called for under the Agreements, and as a result, in 1995, the Company billed Printpack $1,308,000 for overhead and other costs incurred to support of the specified minimum purchases from Printpack called for under the Agreements. In 1995, the Company and Printpack agreed in principle to terminate the Agreements. On March 25, 1996, the Company and Printpack entered into a written agreement setting forth the terms of the termination of the Agreements. The new agreement calls for Printpack to relinquish its exclusive purchase rights to certain of the Company's patented products for microwave applications; to transfer to the Company title to the new metallizer it had been leasing to the Company; and to return to the Company 297,610 shares of the Company's common stock it had purchased as part of the Agreements. The Company will pay to Printpack $1,000,000; grant 200,000 options to Printpack to purchase the Company's stock at $4.00 per share; and agree not to pursue any claims the Company may have had pursuant to the terms of the Agreement, including the $1,308,000 of cost recovery billings for overhead and other expenses incurred by the Company to support of the specified minimum purchases requirements from Printpack called for under the Agreements.

         Management believes that additional funding will be required in order for the Company to meet its current cash requirements and to provide funding for its continued growth. The Company has received a commitment for debt financing, subject to due diligence, and has filed a Tender Offer Statement with the Securities and Exchange Commission on May 13, 1996, for the redemption of the Company's outstanding Redeemable Common Stock Purchase Warrants.

Seasonal  Revenues

         Historically, the Company has experienced lower sales to the electronic capacitor market during the third quarter, particularly in July. Based on market research conducted by the Company, it believes that demand for the Company's other products, including microwave food packaging, does not experience similarly timed seasonal variations and could, in the future, offset lower third quarter sales in the electronic capacitor market.

Inflation

         Several times during the last twenty-four months, suppliers of the film used in the Company's products experienced problems meeting demand that led to shortages and price increases. In late 1995, the shortages began to ease and prices have begun to decrease.


PART II - OTHER INFORMATION

Items 1 through 5: Not applicable

Item 6.            Exhibits and Reports on Form 8-K

                   (a) No  exhibits

                   (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.


SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.


                                          Advanced Deposition Technologies, Inc.
                                                (Registrant)

May 20, 1996                             /s/ Glenn J. Walters
                                         ---------------------
                                         (Signature)
                                         Glenn J. Walters
                                         President

May 20, 1996                            /s/ Mark R. Thomas
                                        ----------------------
 .                                       (Signature)
                                        Mark R. Thomas
                                        Chief Financial Officer

