Form 10QSB/A
period 1996-03-31
ADVANCED DEPOSITION TECHNOLOGIES INC
filed 1996-06-13
CIK 909963

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               AMENDMENT NO. 1 TO

                                   FORM 10-QSB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended March 31, 1996     Commission File number 1-12230



                     ADVANCED DEPOSITION TECHNOLOGIES, INC.
                     --------------------------------------
                     (Exact name of Small Business Issuer as
                            Specified in its Charter)



        Delaware                                                04-2865714
        --------                                                ----------
(State of Organization)                                      (I.R.S. Employer
                                                          Identification Number)




             580 Myles Standish Blvd., Taunton, Massachusetts 02780
             ------------------------------------------------------
               (Address of principal executive offices, Zip Code)



                                 (508) 823-0707
                                 --------------
                (Issuer's telephone number, including area code)


         Indicate by check mark whether the issuers (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES___ NO____

         As of May 20, 1996, there were 3,151,987 shares of Common Stock, $0.01 par value, of the issuer outstanding.




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





                     ADVANCED DEPOSITION TECHNOLOGIES, INC.

              CONDENSED AND CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                                        March 31, 1996      December 31, 1995
                                                                        --------------      -----------------

CURRENT ASSETS
        Cash                                                            $           35      $              98
        Restricted cash                                                            443                    500
        Amount due from Printpack Enterprises, Inc. (Note 5)                     1,321                  1,321
        Accounts receivable, net of allowance for doubtful
             accounts of $137 and $137 at March 31, 1996 and
             December 31, 1995, respectively                                     1,933                  1,451
        Inventories                                                              1,708                  1,492
        Prepaid expenses and other current assets                                   46                     16
                                                                        --------------      -----------------
                                                                                 5,486                  4,878
        Total current assets

PROPERTY AND EQUIPMENT, net                                                      5,611                  5,279

OTHER ASSETS, net                                                                  179                    177
                                                                        ---------------     -----------------
                                                                        $       11,276      $          10,334
                                                                        ===============     =================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
        Revolving line of credit                                          $       1,499     $         1,499
        Current maturities of long-term debt                                      1,023               1,069
        Amount due Printpack Enterprises, Inc. (Note 5)                           1,225               1,225
        Accounts payable                                                          3,112               2,366
        Accrued expenses                                                            133                 100
                                                                        ---------------     ---------------
        Total current liabilities                                                 6,992               6,259

LONG-TERM OBLIGATIONS, net of current maturities
                                                                                     16                  17

STOCKHOLDERS' EQUITY:
        Preferred Stock, $0.01 par value
          1,000,000 shares authorized, none issued                               --                  --
        Common stock, $0.01 par value,
          5,500,000 shares authorized, 3,152,000 and
          3,142,828 shares outstanding at March 31, 1996 and
          3,142,000 December 31, 1995, respectively                                                      32
                                                                                     32
        Common stock purchase warrants                                                                   78
                                                                                     78
        Additional paid-in capital                                                6,072               6,068
        Retained deficit                                                        (1,882)             (2,088)
                                                                        ---------------     ---------------
                                                                                  4,300               4,090
        Less Treasury stock, 10,000 shares at cost                                   32                  32
                                                                        ---------------     ---------------
        Total stockholders' equity                                                4,268               4,058
                                                                        ---------------     ---------------
                                                                        $        11,276     $        10,334
                                                                        ===============     ===============



The Condensed and Consolidated Balance Sheet at December 31, 1995, has been derived from the audited financial statements of the Company at that date.

          See Notes to Condensed and Consolidated Financial Statements


                     ADVANCED DEPOSITION TECHNOLOGIES, INC.

         CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                             Three months        Three months
                                                                          ended March 31,     ended March 31,
                                                                                     1996                1995
                                                                          ---------------     ---------------
REVENUES:
          Product sales                                                   $         2,214     $         1,875
          Royalties, license fees and other                                           100                  40
                                                                          ---------------     ---------------
                                                                                    2,314               1,915
COST OF PRODUCTS SOLD
                                                                                    2,112               1,744
                                                                          ---------------     ---------------
          Gross profit                                                                202                 171
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE                                           314                 260

RESEARCH AND DEVELOPMENT EXPENSE
                                                                                       21                  32
ACCUCRISP DEVELOPMENT EXPENSES                                                     --                      16
                                                                          ---------------     ---------------
          Operating loss                                                          (  133)             (  127)

GAIN ON TERMINATION OF EXCLUSIVITY AGREEMENT (Note 5)                                400             --

INTEREST (EXPENSE), NET OF INTEREST INCOME                                        (   61)             (   62)
                                                                          ---------------     ---------------
          Income (loss) before provision for income taxes                             206             (  189)

PROVISION FOR INCOME TAXES                                                         --                  --
                                                                          ---------------     ---------------
          Net income (loss)                                               $           206     $       (  189)
                                                                          ===============     ===============

INCOME (LOSS) PER SHARE                                                   $           .06     $       (  .06)
                                                                          ===============     ===============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                      3,278,634           3,121,589
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
                                                                             ===============     ===============

SUPPLEMENTAL DISCLOSURE OF NONCASH OPERATING AND FINANCING ACTIVITIES

 Gain on Termination of  Exclusivity Agreement (Note 5)                      $           400     $      --
                                                                             ===============     ===============



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

         In the opinion of the management of the Company, the accompanying financial statements reflect all adjustments that were of a normal recurring nature necessary for a fair presentation of the Company's results of operations and changes in financial position for the three and nine month periods ended March 31, 1996, and March 31, 1995. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

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















         c.        Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):


                                                                       March 31,      December 31,
                                                                            1996              1995
                                                                 ---------------   ---------------
Raw materials                                                      $       1,168    $        1,234
Work in process and finished goods                                           540               258


                                       4



                                                                 ---------------   ---------------
Total inventory                                                    $       1,708    $        1,492
                                                                       =========        ==========


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

5.       TERMINATION OF EXCLUSIVITY AGREEMENT WITH PRINTPACK ENTERPRISES, INC.

         In September 1992, the Company entered into a set of Agreements (collectively the "Agreement") with Printpack Enterprises, Inc. ("Printpack"), the purpose of which was to convey to Printpack the exclusive rights to purchase and market certain of the Company's patented microwave packaging products. Included in the Agreement was 1) a Securities Purchase agreement, which resulted in Printpack purchasing 297,610 shares of the Company's common stock, 2) an Equipment Lease agreement which resulted in the Company's recording of a capitalized lease, and 3) a Purchase and Tolling agreement which granted exclusivity to Printpack and set forth certain minimum purchase requirements. Printpack did not meet the specified minimum purchase requirements resulting in significant unrecovered costs to the Company, $1,308,000 of which was billed to Printpack during 1995. In December 1995, the Company was notified that the Equipment Lease was terminated although negotiations continued with respect to the settlement of all claims as disclosed in Form 10-KSB. During 1995, the Company and Printpack agreed in writing to terminate the Agreements subject to the resolution of the claims the Company presented to Printpack for costs incurred in support of the Purchase and Tolling agreement. A settlement reached March 26, 1996, called for the Company to release Printpack from the claims presented, including but not limited to the $1,308,000 in billings during 1995, and to repurchase its common stock at its fair market value. In return Printpack agreed to give the Company $1,800,000 in equipment. The gain on the termination of the Agreements resulted from recording the value of the equipment recieved from Printpack less the amount billed to Printpack during 1995.



6.       COMMON STOCK PURCHASE WARRANTS

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


ITEM 2:  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations

GENERAL
- -------

         Advanced Deposition Technologies, Inc. (the "Company") otherwise known as A.D. TECH, is a technology leader in developing and manufacturing high-resolution, patterned, vacuum-metallized coatings for a variety of energy management applications related to industrial, medical, commercial and consumer products. Included among these are products offerings for microwave food packaging, electronic capacitors, security holograms, retroreflective films, barrier packaging, electronic article surveillance (EAS), and electric static discharge (ESD). The Company's revenue to date has been primarily from the capacitor and packaging markets.

RECENT DEVELOPMENTS
- -------------------

         During the three months ended March 31, 1996, the Company experienced a record quarter for sales to the capacitor industry; began shipping production orders to the retroreflective materials industry; and also began taking larger orders from a large, national food packaging converter for its Safety Susceptor films and shipping Safety Susceptor evaluation orders to Europe and the Far East. New products for the retroreflective and microwave food packaging industries both rely on the Company's proprietary Pattern Metallization Printing ("PMP") manufacturing process.

RESULTS OF OPERATIONS
- ---------------------

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

         Royalties, license fees and other revenue during the three months ended March 31, 1996 increased to approximately $100,000 from approximately $40,000 for the three months ended March 31, 1995. Revenue recognized during 1967 was the result of the Company's sale of the exclusive rights to its membrane susceptor technology.

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

         Selling, General and Administrative. Selling, general and administrative expenses increased to approximately $314,000 for the three months ended September 30, 1995, (13.6% of total revenue) from approximately $260,000 (13.6% of total revenue) for the three months ended September 30, 1994, due primarily to increased legal fees, salaries expense and selling expenses.

         Research and Development. Research and development costs decreased to approximately $21,000 for the three months ended March 31, 1996, from approximately $32,000 for the three months ended March 31, 1995. Research and development expenses have been primarily related to the development of the Company's Pattern Metallization Process ("PMP") as well as the development of its microwave food packaging materials. The developmental stage of both of programs is substantially complete: the Company is now directing its resources to the marketing and distribution of these and other patented materials.

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

         Operating Loss. The Company generated an operating loss of $133,000 for the three months ended March 31, 1996, compared to an operating loss of $127,000 for the three month period ending March 31, 1995. The increased operating loss was the result of increased selling, general and administrative expenses partially offset by increased revenue, lower research and development expenses and lower ACCU-CRISP product development expenses.

         Other Income: The Company realized an approximate gain of $400,000 resulting from the settlement of its claims and the termination of the Exclusivity Agreement with Printpack. The gain is a result of the recognition of the fair market value of the assets received in settlement of the Company's claims on Printpack.

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


Liquidity and Capital Resources.
- --------------------------------

         The Company has a working capital deficit of approximately $1,506 at March 31, 1996, compared to working capital deficit of $1,381,000 as of December 31, 1995. This decrease in working capital reflects the first quarter operating loss, capital spending and debt amortization.

         Cash provided by operations for the three months ended March 31, 1996, was approximately $13,000 compared to cash provided by operations during the three months ended March 31, 1995 of $187,000. Positive cash flow from operations was the result of increases in accounts payable partially offset by increases in accounts receivable, inventories and prepaid expenses.

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

         In September 1992, the Company entered into a set of Agreements (collectively the "Agreements") with Printpack, the purpose of which was to convey to Printpack the exclusive rights to purchase and market certain of the Company's patented microwave packaging products. Included in the Agreements was
1) a Securities Purchase agreement, which resulted in Printpack purchasing 297,610 shares of the Company's common stock, 2) an Equipment Lease agreement which resulted in the Company's recording of a capitalized lease, and 3) a Purchase and Tolling agreement which granted exclusivity to Printpack and set forth certain minimum purchase requirements. Printpack did not meet the specified minimum purchase requirements resulting in significant unrecovered costs to the Company. The Company presented these claims for damages to Printpack in 1995, and also billed Printpack $1,308,000 for overhead and other costs incurred in support of the Agreements. In December 1995, the Company was notified that the Equipment Lease was terminated, although negotiations continued with respect to the settlement of all claims. During 1995, the Company and Printpack agreed to terminate the Agreement subject to the resolution of the claims. On March 25, 1996, the Company and Printpack agreed in writing to a settlement of the claims. The settlement called for the Company to release Printpack from the all claims related to the Agreement, including but not limited to the $1,308,000 in billings during 1995 in exchange for Printpack's agreement to sell the common stock to the Company at market price, and transfer to the Company $1,800,000 in equipment. The gain on the termination of the Agreements resulted from recording the value of the assets received from Printpack less the amounts billed to Printpack during 1995.

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

Seasonal Revenues
- -----------------


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

Inflation
- ---------

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



SIGNATURES
- ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.


                                          Advanced Deposition Technologies, Inc.
                                          --------------------------------------
                                                 (Registrant)


June 13, 1996                             /s/ Glenn J. Walters
- -------------                            ---------------------
                                  (Signature)
                                          Glenn J. Walters
                                          President

June 13, 1996                             /s/ Mark R. Thomas
- -------------                            -------------------
                                  (Signature)
                                          Mark R. Thomas
                                          Chief Financial Officer





