Form 10-Q/A
period 1996-03-31
ADVANCED DEPOSITION TECHNOLOGIES INC
filed 1996-06-28
CIK 909963

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.D. 20549

                                 AMENDMENT B TO
                                   FORM 10-QSB

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


         Indicate by check mark wether the issuers (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES_X__ NO____

         As of May 20, 1996, there were 3,151,987 shares of Common Stock, $0.01 par value, of the issuer outstanding.





                     ADVANCED DEPOSITION TECHNOLOGIES, INC.

                                      INDEX


PART I. FINANCIAL INFORMATION                                        PAGE NUMBER
                                                                     -----------

         Item 1. Financial Statements (as Restated)

                  Condensed and Consolidated Balance Sheets:               1
                  March 31, 1996 (unaudited) and December 31, 1995

                  Condensed and Consolidated Statements of Operations:     2
                  (unaudited) for the three months ended March 31, 1996
                  and March 31, 1995

                  Condensed and Consolidated Statements of Cash Flows:     3
                  (unaudited) for the three months ended March 31, 1996
                  and March 31, 1995

                  Notes to Condensed and Consolidated Financial
                  Statements                                              4-5

         Item 2. Management's' Discussion and Analysis of Financial
                  Condition and Results of Operations                     6-10

PART II. OTHER INFORMATION

         Item 5. Other Information                                        11

         Item 6. Exhibits and Reports on Form 8-K                         11





                     ADVANCED DEPOSITION TECHNOLOGIES, INC.

              CONDENSED AND CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                     ASSETS

                                                                      March 31,  1996    December 31, 1995
                                                                      ----------------   -------------------
                                                                       (As Restated)
CURRENT ASSETS
        Cash                                                         $   35              $    98
        Restricted cash                                                 443                  500
        Amount due from Printpack Enterprises, Inc. (Note 6)          1,321                1,321
        Accounts receivable, net of allowance for doubtful
             accounts of $137 at March 31, 1996 and
             December 31, 1995                                        1,933                1,451
        Inventories                                                   1,708                1,492
        Prepaid expenses and other current assets                        46                   16
                                                                         --                   --

        Total current assets                                          5,486                4,878

PROPERTY AND EQUIPMENT, net                                           5,211                5,279

OTHER ASSETS, net                                                       179                  177
                                                                        ---                  ---
                                                                    $10,876              $10,334
                                                                    =======              =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
        Revolving line of credit                                    $ 1,499             $ 1,499
        Current maturities of long-term debt                          1,023               1,069
        Amount due to Printpack Enterprises, Inc. (Note 6)            1,225               1,225
        Accounts payable                                              3,112               2,366
        Accrued expenses                                                133                 100
                                                                        ---                 ---
        Total current liabilities                                     6,992               6,259

LONG-TERM OBLIGATIONS, net of current maturities                         16                  17

STOCKHOLDERS' EQUITY:
        Preferred Stock, $0.01 par value
          1,000,000 shares authorized, none issued                       --                  --
        Common stock, $0.01 par value,
          5,500,000 shares authorized, 3,152,828 shares issued,
          3,159,752 and 3,142,828 shares outstanding
          at March 31, 1996 and December 31, 1995, respectively          32                  32
        Common stock purchase warrants                                   78                  78
        Additional paid-in capital                                    6,072               6,068
        Retained deficit                                             (2,282)             (2,088)
                                                                     ------              ------
                                                                     3,9000               4,090
        Less Treasury stock, 10,000 shares at cost                       32                  32
                                                                         --                  --
        Total stockholders' equity                                    3,868               4,058
                                                                      -----               -----
                                                                    $10,876             $10,334
                                                                    =======             =======



The Condensed and Consolidated Balance Sheet at December 31, 1995, has been derived from the audited financial statements of the Company at that date.

          See Notes to Condensed and Consolidated Financial Statements

                     ADVANCED DEPOSITION TECHNOLOGIES, INC.

         CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                   Three months        Three months
                                                ended March 31,     ended March 31,
                                                           1996                1995
                                                           ----                ----
                                                 (As Restated)
REVENUES:
          Product sales                              $   2,214               1,875
          Royalties, license fees and other                100                  40
                                                           ---                  --
                                                         2,314               1,915
COST OF PRODUCTS SOLD                                    2,112               1,744
                                                         -----               -----
          Gross profit                                     202                 171
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE                314                 260

RESEARCH AND DEVELOPMENT EXPENSE                            21                 32

ACCUCRISP DEVELOPMENT EXPENSES                              -                   16
                                                          ----                  --
          Operating loss                                  (133)               (127)

INTEREST EXPENSE, NET OF INTEREST INCOME                   (61)                (62)
                                                           ---                 ---

          Net loss                                   $    (194)          $    (189)
                                                  =============      ==============

NET LOSS PER SHARE                                   $    (.06)          $    (.06)
                                                  =============      ==============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING            3,151,987           3,121,589
                                                  =============      ==============


          See Notes to Condensed and Consolidated Financial Statements

                     ADVANCED DEPOSITION TECHNOLOGIES, INC.

         CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                 (IN THOUSANDS)


                                                                 Three months        Three months
                                                              ended March 31,     ended March 31,
                                                                         1996                1995
                                                                         ----                ----
                                                               (As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net cash provided by operating activities                $ 13                    $187

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchases of property and equipment                       (87)                  (141)
         Decrease in investments in marketable securities          --                     (2)
        Increase in other assets                                   (2)                   (10)
                                                                   --                    ---
        Net cash used in investing activities                     (89)                  (153)

CASH FLOWS FROM  FINANCING ACTIVITIES:
        Net borrowings under revolving line of credit              --                     60
        Repayment of long term obligations                        (48)                   (51)
        Purchase of treasury stock                                 --                    (32)
        Exercise of stock options                                   4                 --
                                                                 ----                 --------
        Net cash used in financing activities                     (44)                   (23)
                                                                  ---                    ---

NET INCREASE (DECREASE) IN CASH                                  (120)                    11

CASH AND CASH EQUIVALENTS, beginning of period                    598                    177
                                                                  ---                    ---
CASH AND CASH EQUIVALENTS, end of period                         $478                   $188
                                                             ========                =======



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

         In the opinion of the management of the Company, the accompanying financial statements reflect all adjustments that were of a normal recurring nature necessary for a fair presentation of the Company's results of operations and changes in financial position for the three month periods ended March 31, 1996, and March 31, 1995. Operating results for the three month period ended
March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31,1996.

2.)      RESTATEMENT

         The Company has restated its consolidated financial statements as of and for the three months ended March 31, 1996 to reverse a gain recorded on the termination of an exclusivity agreement with Printpack Enterprises, Inc ("Printpack"). Subsequent to filing its financial statements on Form 10-Q, the Company determined that its accounting for the termination of the exclusivity agreement was not acceptable under generally accepted accounting principles. The impact of the restatement is to reduce the previously reported net income of $206 to a net loss of $194 and to reduce the previously reported fixed assets from $5,611 to $5,211.


3.)      SIGNIFICANT ACCOUNTING POLICIES

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

         c.        Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                          March 31,              December 31,
                                               1996                     1995
                                         -----------             ------------
Raw materials                                 $1,168                  $1,234
Work in process and finished goods               540                     258
                                         -----------             ------------
Total inventory                               $1,708                 $ 1,492
                                           =========             ============

4.)      NET LOSS PER COMMON SHARE

         Net loss per common share has been determined by dividing net loss by the weighted average common shares outstanding during the period. Common stock equivalents have not been included because their effect would be anti-dilutive.

5.)      CASH EQUIVALENTS AND INVESTMENT IN MARKETABLE SECURITIES

         The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Investments" (SFAS No 115) effective January 1, 1994. As of March 31, 1996, the Company's investments consist entirely of money market funds, which are included in restricted cash in the accompanying balance sheets.

6.)      TERMINATION OF EXCLUSIVITY AGREEMENT WITH PRINTPACK ENTERPRISES, INC.

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


7.)      COMMON STOCK PURCHASE WARRANTS

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

RECENT DEVELOPMENTS

         During the three months ended March 31, 1996, the Company experienced a record quarter for sales to the capacitor industry; began shipping production orders to the retroreflective materials industry; and also began taking larger orders from a large national food packaging converter for its Safety Susceptor films and shipping Safety Susceptor evaluation orders to Europe and the Far East. New products for the retroreflective and microwave food packaging industries both rely on the Company's proprietary Pattern Metalization Printing ("PMP") manufacturing process.

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

         Product sales to the microwave food packaging market totaled approximately $218,000 during the three months ended March 31, 1996 compared to an insignificant amount during the three months ended March 31, 1995. Continued acceptance in the industry of the Company's Safety Susceptor film for microwave food packaging applications resulted in additional customers and larger orders. In addition, the Company shipped microwave food packaging products to its OEM customers as well partially filling an order to its consumer market distributor.

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

         Product sales to the standard packaging market totaled approximately $99,000 for the three months ended March 31, 1996, compared to approximately $644,000 for the three months ended September 30, 1995, a 84.6% decrease. The decreased sales resulted from the Company's termination of its Agreements with Printpack Enterprises, Inc. ("Printpack"), which called for certain minimum purchase requirements. The Company does not expect that standard packaging sales to Printpack will return to the amounts realized in 1995.


         Royalties, license fees and other revenue during the three months ended March 31, 1996 increased to approximately $100,000 from approximately $40,000 for the three months ended March 31, 1995. Revenue recognized during 1996 was the result of the Company's sale of the exclusive rights to its membrane susceptor technology.

         Cost of Product Sales. Cost of product sales increased to approximately $2,112 for the three months ended March 31, 1996, compared to $1,744 for the three months ended March 31, 1995, a 21% increase. The increase resulted from additional sales volume and higher raw material prices. The cost of product sales as a percentage to product sales increased to 95% in the three months ended March 31, 1996, as compared to 93% for the three onths ended March 31, 1995. This increase resulted from higher material prices partially for current products partially offset by an increase in sales of higher margin PMP products.

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

         Net Loss. The Company experienced a net loss of approximately $194,000 for three month period ended March 31, 1996 compared to a net loss of approximately $189,000 for the three month period ended March 31, 1995, as a result of the factors discussed above.

Liquidity and Capital Resources.

         The Company has a working capital deficit of approximately $1,506,000 at March 31, 1996, compared to working capital deficit of $1,381,000 at December 31, 1995. This decrease in working capital reflects the first quarter operating loss and capital spending. The working capital deficit reflects the short term classification of the $1,225,000 due Printpack under the Equipment

Lease Agreement, $1,499,000 due a bank under a line of credit agreement and $1,017,500 due the same bank under a term note agreement.

         Cash provided by operations for the three months ended March 31, 1996, was approximately $13,000 compared to cash provided by operations during the three months ended March 31, 1995 of $ 187,000. Positive cash flow from operations was the result of increases in accounts payable partially offset by increases in accounts receivable, inventories and prepaid expenses.

         In the three month period ending March 31, 1996, the Company expended $87,000 in capital investments. The investments were primarily for increasing the capacity and efficiency of existing equipment. As of March 31, 1996, the Company had no material commitments for additional capital purchases.

         The Company's revolving line of credit expired on December 31, 1995. Under the terms of the line of credit agreement, the Company's term note with the same bank also became due. The bank has agreed to allow the Company until June 30, 1996, to repay its indebtedness to the bank. The balances outstanding on March 31, 1996 on the line of credit and term note were $1,499,000 and $1,017,500 respectively, and are classified as current liabilities on the accompanying balance sheet. The Company has $443,000 in cash pledged as collateral against the line of credit.

         The Company received a commitment letter on June 21, 1996, from another bank for replacement financing which will provide sufficient funds to repay all amounts due the Company's existing bank and to Printpack, described below. The bank has committed to provide, subject to its due diligence, term debt and revolving line of credit financing for three years. The term debt will provide up to $2,600,000 in proceeds to be repaid in 35 monthly installments of approximately $43,000, plus interest at prime plus 1%, with a balloon payment of approximately $1,083,000 due in July 1999. The revolving line of credit will allow the Company to borrow up to $3,000,000 based on a percentage of its eligible accounts receivable plus a percentage of its eligible raw materials and finished goods inventories. Borrowings under the line of credit would bear interest at prime plus 3/4%.

         Although the Company beleives this replacement bank financing will be completed, no assurances can be given that the bank financing will be completed on a timely basis, or at all.

         In September 1992, the Company entered into three agreements (collectively "the Agreements") with Printpack, a flexible packaging supplier to food companies. Under the Securities Purchase Agreement, the Company sold 297,610 shares of its common stock to Printpack for $250,000. Under the Purchase and Tolling Agreement, the Company granted Printpack the exclusive right to purchase and sell certain flexible microwave packaging products within North America for five years. The Purchase and Tolling Agreement also set forth specified minimum purchase requirements and pricing terms for product sales. Under the Equipment Lease Agreement, Printpack leased a vacuum metallizer to the Company. The Company accounted for this lease as a capital lease. Printpack did not meet the specified minimum purchase requirements called for under the Agreements, and as a result, in 1995, the Company billed Printpack $1,308,000 for overhead and other costs incurred to support of the specified minimum purchases from Printpack called for under the Agreements. In 1995, the Company and Printpack agreed in principle to terminate the Agreements. On March 25, 1996, the Company and Printpack entered into a written agreement setting forth the terms of the termination of the Agreements. The new agreement calls for Printpack to relinquish its exclusive purchase rights to certain of the Company's patented products for microwave applications; to transfer to the Company title to the new metallizer it had been leasing to the Company; and to return to the Company 297,610 shares of the Company's common stock it had purchased as part of the Agreements. The Company will pay to Printpack $1,000,000; grant 200,000 options to Printpack to purchase the Company's stock at $4.00 per share; and agree not to pursue any claims the

Company may have had pursuant to the terms of the Agreement, including the $1,308,000 of cost recovery billings for overhead and other expenses incurred by the Company to support of the minimum purchases requirements from Printpack called for under the Agreements.

         Management believes that the replacement bank financing will provide sufficient funds for the Company's continued growth. If the replacement financing is not consummated the Company would have to obtain alternative sources of financing in order to continue operating in its current form. In connection therewith, the Company is also seeking to solicit the exercise of its outstanding Redeemable Warrants. No assurance can be given that such efforts will be successful.

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


                                          Advanced Deposition Technologies, Inc.
                                          --------------------------------------
                                                      (Registrant)


June 27, 1996                               /s/ Glenn J. Walters
- -------------                              ---------------------
                                           (Signature)
                                           Glenn J. Walters
                                           President

June 27, 1996                               /s/ Mark R. Thomas          .
- -------------                              ------------------------------
                                           (Signature)
                                           Mark R. Thomas
                                           Chief Financial Officer


