Form 10QSB
period 1996-06-30
ADVANCED DEPOSITION TECHNOLOGIES INC
filed 1996-08-14
CIK 909963

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.D. 20549

                                   FORM 10-QSB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended June 30, 1996      Commission File number 1-12230




                     ADVANCED DEPOSITION TECHNOLOGIES, INC.
                     (Exact name of Small Business Issuer as
                            Specified in its Charter)



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



                                 (508) 823-0707
                                 --------------
                (Issuer's telephone number, including area code)


         Indicate by check mark wether the issuers (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days. YES X      NO
                                      ---       ---
         As of August 9, 1996, there were 3,914,935 shares of Common Stock, $0.01 par value, of the issuer outstanding.





                     ADVANCED DEPOSITION TECHNOLOGIES, INC.

                                      INDEX


PART I. FINANCIAL INFORMATION                                       PAGE NUMBER
                                                                    -----------
         Item 1. Financial Statements

                  Condensed and Consolidated Balance Sheets:                1
                  June 30, 1996 (Unaudited) and December 31, 1995

                  Condensed and Consolidated Statements of Operations:      2
                  (Unaudited) for the Three and Six Months ended June 30, 1996 and June 30, 1995

                  Condensed and Consolidated Statements of Cash Flows:      3
                  (Unaudited) for the Six Months ended June 30, 1996
                  and June 30, 1995

                  Notes to Condensed and Consolidated Financial
                  Statements                                                4-6

         Item 2. Management's' Discussion and Analysis of Financial
                  Condition and Results of Operations                       7-12

PART II. OTHER INFORMATION

         Item 4. Submission of Matters to a Vote of Shareholders           13-14

         Item 5. Other Information                                            14









                     ADVANCED DEPOSITION TECHNOLOGIES, INC.

              CONDENSED AND CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                      (in thousands, except share amounts)

                                     ASSETS

                                                                                             June 30,  1996      December 31, 1995
                                                                                             ---------------     -----------------
CURRENT ASSETS
        Cash                                                                                    $   309             $     98
        Restricted cash                                                                             446                  500
        Amount due from Printpack Enterprises, Inc.  (Note 5)                                     1,321                1,321
        Accounts receivable, net of allowance for doubtful
             accounts of $137 at March June 30, 1996 and
             December 31, 1995                                                                    2,273                1,451
        Inventories                                                                               1,552                1,492
        Prepaid expenses and other current assets
                                                                                                     28                   16

                                                                                               --------             --------
               Total current assets                                                               5,929                4,878

PROPERTY AND EQUIPMENT, net                                                                       5,104                5,279

OTHER ASSETS, net                                                                                   477                  177

                                                                                               --------             --------
                                                                                               $ 11,510             $ 10,334
                                                                                               ========             ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
        Revolving line of credit                                                               $  1,499             $  1,499
        Current maturities of long-term debt  (Note 7)                                              193                1,069
        Amount due to Printpack Enterprises, Inc.  (Note 5)                                       1,225                1,225
        Accounts payable                                                                          3,322                2,366
        Accrued expenses                                                                             69                  100

                                                                                               --------             --------
                  Total current liabilities                                                       6,308                6,259

LONG-TERM OBLIGATIONS, net of current maturities (Note 7)
                                                                                                    794                   17

STOCKHOLDERS' EQUITY:
        Preferred Stock, $0.01 par value
          1,000,000 shares authorized, none issued                                                 --                   --
        Common stock, $0.01 par value,
          10,000,000 shares authorized, 3,178,187 shares issued,
          3,168,167 and 3,142,828 shares outstanding
          at June 30, 1996 and December 31, 1995, respectively                                       32                   32
        Common stock purchase warrants                                                               78                   78
 Additional paid-in capital                                                                       6,077                6,068
 Retained deficit                                                                                (1,747)              (2,088)

                                                                                               --------             --------
                                                                                                  4,440                4,090
 Less Treasury stock, 10,000 shares at cost
                                                                                                     32                   32

                                                                                               --------             --------
                  Total stockholders' equity                                                      4,408                4,058

                                                                                               --------             --------
                                                                                               $ 11,510             $ 10,334
                                                                                               ========             ========



The Condensed and Consolidated Balance Sheet at December 31, 1995, has been derived from the audited financial statements of the Company at that date.

          See Notes to Condensed and Consolidated Financial Statements

                     ADVANCED DEPOSITION TECHNOLOGIES, INC.

         CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

               (in thousands, except share and per share amounts)


                                               Three months ended June 30     Six months ended June 30
                                              ---------------------------  -----------------------------
                                                  1996         1995           1996          1995
                                              -----------   -----------    -----------  ------------
REVENUES:
          Product sales                       $     2,184   $     1,950    $     4,398   $     3,825
          Royalties, license fees and other           450            94            550           134
                                              -----------   -----------    -----------   -----------
                                                    2,634         2,044          4,948         3,959

COST OF PRODUCTS SOLD                               1,741         1,821          3,853         3,580
                                              -----------   -----------    -----------   -----------

          Gross profit                                893           223          1,095           379

SELLING, GENERAL AND
ADMINISTRATIVE
EXPENSES                                              272           291            586           531

RESEARCH AND DEVELOPMENT EXPENSES                      30            55             51            82

ACCUCRISP DEVELOPMENT EXPENSES                       --              16           --              32

                                              -----------   -----------    -----------   -----------
          Operating income (loss)                     591          (139)           458          (266)

INTEREST EXPENSE, NET OF INTEREST INCOME               54            85            115           147
                                              -----------   -----------    -----------   -----------

          Net income (loss)                   $       537          (224)   $       343   $      (413)
                                              ===========   ===========    ===========   ===========

NET INCOME (LOSS) PER SHARE                   $       .16   $      (.07)   $       .10   $      (.13)
                                              ===========   ===========    ===========   ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING      3,310,687     3,121,589      3,279,706     3,121,589
                                              ===========   ===========    ===========   ===========


          See Notes to Condensed and Consolidated Financial Statements

                     ADVANCED DEPOSITION TECHNOLOGIES, INC.

         CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                 (in thousands)



                                                                           Six Months ended June 30,
                                                                         ---------------------------
                                                                            1996              1995
                                                                         --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net cash provided by operating activities                         $   511            $   190

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchases of property and equipment                                   (99)              (193)
        Decrease in investments in marketable securities                     --                1,133
        Increase in other assets                                             (165)              --
                                                                          -------            -------
       Net cash provided by (used in) investing activities                   (264)               940

CASH FLOWS FROM  FINANCING ACTIVITIES:
        Net borrowings under revolving line of credit                        --                 (420)
        Repayment of long term obligations                                    (99)              (345)
        Purchase of treasury stock                                           --                  (32)
        Exercise of stock options                                               9               --
                                                                          -------            -------
        Net cash used in financing activities                                 (90)              (797)
                                                                          -------            -------
NET INCREASE IN CASH                                                          157                333

CASH AND CASH EQUIVALENTS, beginning of period                                598                177
                                                                          -------            -------
CASH AND CASH EQUIVALENTS, end of period
                                                                          $   755            $   510
                                                                          =======            =======


SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING AND FINANCING ACTIVITIES:

Acquistion of Technology License applied against Revenue from
            Assignment of Patents                                         $   150            $  --
                                                                          =======            =======






          See Notes to Condensed and Consolidated Financial Statements

                     ADVANCED DEPOSITION TECHNOLOGIES, INC.

      NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  June 30, 1996

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

         In the opinion of the management of the Company, the accompanying financial statements reflect all adjustments that were of a normal recurring nature necessary for a fair presentation of the Company's results of operations and changes in financial position for the three and six month periods ended June 30, 1996, and June 30, 1995. Operating results for the three month and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31,1996.


2.)      Significant Accounting Policies

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

         c.        Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                                   June 30,      December 31,
                                                       1996              1995
                                                  ---------        ----------
Raw materials                                    $    1,086        $    1,234
Work in process and finished goods                      466               258
                                                 ----------        ----------
Total inventory                                   $   1,552        $    1,492
                                                  =========        ==========

3.)      Net Income (Loss) per Common Share

         Net income (loss) per common share has been determined by dividing net income (loss) by the weighted average common shares outstanding during the period. Common stock equivalents have been calculated in accordance with the treasury stock method and are included for all periods where their effect is dilutive.

4.)      Cash Equivalents and Investment in Marketable Securities

         The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Investments" (SFAS No 115) effective January 1, 1994. As of June 30, 1996, the Company's investments consist entirely of money market funds, which are included in restricted cash in the accompanying balance sheets.

5.)      Termination of Agreements with Printpack Enterprises, Inc.

         In September 1992, the Company entered into three agreements (collectively "the Agreements") with Printpack, a flexible packaging supplier to food companies. Under the Securities Purchase Agreement, the Company sold 297,610 shares of its common stock to Printpack for $250,000. Under the Purchase and Tolling Agreement, the Company granted Printpack the exclusive right to purchase and sell certain flexible microwave packaging products within North America for five years. The Purchase and Tolling Agreement also set forth specified minimum purchase requirements and pricing terms for product sales. Under the Equipment Lease Agreement, Printpack leased a vacuum metallizer to the Company. The Company accounted for this lease as a capital lease. Printpack did not meet the specified minimum purchase requirements called for under the Agreements, and as a result, in 1995, the Company billed Printpack $1,308,000 for overhead and other costs incurred to support of the specified minimum purchases from Printpack called for under the Agreements. In 1995, the Company and Printpack agreed in principle to terminate the Agreements. On March 25, 1996, the Company and Printpack entered into a written agreement setting forth the terms of the termination of the Agreements. On July 15, 1996, the Company and Printpack consumated this new agreement. Under the new agreement, Printpack relinquished its exclusive purchase rights to certain of the Company's patented products for microwave applications; transfered to the Company title to the new metallizer it had been leasing to the Company; and returned to the Company 297,610 shares of the Company's common stock it had purchased as part of the Agreements. The Company paid Printpack $1,000,000; granted Printpack warrants to purchase 200,000 shares of the Company's common stock at $4.00 per share; and agreed not to pursue any claims the Company may have had pursuant to the terms of the Agreements, including claims for the payment of $1,308,000 of cost recovery billings invoiced to Printpack in 1995.

         The Company will account for the termination of the Equipment Lease Agreement in accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases" ("SFAS No 13"). SFAS No 13 states that the termination of a lease that results in the aquisition of the leased asset shall be accounted for as if it were a renewal of the capital lease whereby a loss only is recognized to the extent that the carrying value of the asset exceeds the purchase price. The carrying value of the leased metallizer does not exceed the purchase price, therefore no loss will be recognized.

         The specific accounting transactions required to record the effect of the termination of the Agreements and the transactions of the new agreement will be to record the cash payment to Printpack of $1,000,000: to eliminate the balances in the accounts for the amounts due from Printpack ($1,321,000) and the amounts due to Printpack ($1,225,000); to transfer the net book value of the metalizer ($1,400,000) from equipment under lease to the Machinery & Equipment account; and to record the purchase of 297,610 shares of Treasury Stock valued, net of the market value of the common stock purchase warrants granted, at $1,096,000 ($3.68 per share). The market value of the Company's common stock on March 25, 1996, was $6.00 per share.

6.)      Exercise of Common Stock Purchase Warrants

         In the third quarter of 1995, the Company reduced the exercise price of the Redeemable Common Stock Purchase Warrants (the "Redeemable Warrants") from $7.00 per share to $5.00 per share. In addition, effective March 8, 1996, the expiration of the Redeemable Warrants was extended for one year from March 8, 1996, to March 8, 1997, and the price at which the Company's Common Stock must trade for ten (10) consecutive days in order for the Company to be permitted to redeem the Redeemable Warrants was reduced from $9.00 to $7.00 per share.

         For the period May 13, 1996 through July 10, 1996, the Company reduced the number of Redeemable Warrants required to purchase one (1) share of Common Stock from two (2) Redeemable Warrants to one (1) Redeemable Warrant. In addition, any holder who exercised one Redeemable Warrant during this period also received a Class B Warrant which allows the holder to purchase one (1) share of Common Stock at $5.00 through May 12, 1998. The Company realized net proceeds of approximately $4,800,000 upon the excercise of approximately 1,050,000 Warrants on July 10, 1996.

7.)      Classification of Short-Term Obligations

         The Company's revolving line of credit with a former bank expired on December 31, 1995. Under the terms of the line of credit agreement, the Company's term note with the same bank also became due. The balance outstanding on the term debt of $1,062,500 as of December 31, 1995, was classified as current on the December 31, 1995, consolidated balance sheets. The balance outstanding on the term debt as of June 30, 1996, was $969,250.

         The Company obtained replacement term debt and revolving line of credit financing from another bank on July 14, 1996, which allowed the Company to repay all amounts due the Company's former bank and to Printpack, described below. The new financing agreement provided the Company with a term facility of $2,600,000 to be repaid in 35 monthly installments of approximately $43,000, plus interest at the bank's prime rate of interest (8.00% on July 14, 1996) plus 1%, with a balloon payment of approximately $1,083,000 due in July 1989. The revolving line of credit allows the Company to borrow up to $3,000,000 based on a percentage of its eligible accounts receivable plus a percentage of its eligible raw materials and finished goods inventories. Borrowings under the line of credit will bear interest at the bank's prime rate of interest plus 3/4%. The Company's replacement term debt and revolving line of credit financing agreements require the the Company to maintain certain financial ratios and tangible net worth levels, among others.

         The portion of the term debt with the Company's former bank that will be financed on a long-term basis under the replacement financing arrangement was classified as non-current on the accompanying June 30, 1996 consolidated balance sheets.

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         Advanced Deposition Technologies, Inc. (the "Company" or "A.D. TECH" ), is a technology leader in developing and manufacturing high-resolution, patterned, vacuum-metallized coatings for a variety of energy management applications for use in industrial, commercial and consumer products. Included among these are products offerings for microwave and non-microwave food packaging, security holograms, retroreflective films, electronic capacitors, barrier packaging, electronic article surveillance (EAS), and electric static discharge (ESD). The Company's revenue to date has been primarily from the capacitor and packaging markets.

Recent Developments

         During July 1996, the Company raised approximately $4,800,000 in net proceeds through the exercise of approximately 1,050,000 Redeemable Warrants at $5.00 per share and entered into a new banking relationship that resulted in an increase in its available line of credit. The Company also entered into an agreement involving the assignment of certain of its patented materials which includes a 5 year supply agreement for certain of the Company's products and under which, the Company became a licensee for 26 patents. The Company in addition, filed several patent applications for hologram products that are designed to increase the security and reduce the counterfieting of compact discs (CD's), digital videodiscs (DVD's), bank checks and bank notes.

Results of Operations

Three months ended June 30, 1996 compared to Three months ended June 30, 1995

         Total Revenue. Total revenue increased to approximately $2,634,000 for the three months ended June 30, 1996 from approximately $2,044,000 for the three months ended June 30, 1995, an increase of 28.9%.

         Product  sales  to  the  capacitor   industry   totaled   approximately
$1,599,000 for the three month period ended June 30, 1996 compared to approximately $1,240,000 for the three month period ended June 30, 1995, a 29.0% increase. The increase was a result of additional customers, increased sales to existing customers and higher unit prices.

         Product sales to the microwave food packaging market, including the Accu-Crisp product line, totaled approximately $385,000 during the three months ended June 30, 1996, compared to approximately $71,000 during the three months ended June 30, 1995. The Company experienced additional sales of its Safety Susceptor(R) film for microwave food packaging applications and also shipped a $95,000 order for Accu-Crisp Bags to its retail distributor, with whom the Company has entered into an exclusive marketing and distribution agreement.

         Product  sales  to  new  applications  markets  totaled   approximately
$101,000 for the three months ended June 30, 1996 compared to approximately $86,000 for the three months ended June 30, 1995. Sales in this category during the second quarter of 1996 were primarily to the retroreflective materials industry where the Company's proprietary Pattern Metallization Printing ("PMP") process is used to increase the retroreflectivity of materials used on, among other things, safety related items such as reflective clothing and highway equipment.

         Product  sales  to  the  standard   food   packaging   market   totaled
approximately $99,000 for the three months ended June 30, 1996, compared to approximately $553,000 for the three months ended June 30,

1995, an 82.1% decrease. The decreased sales resulted from the Company's termination of its Agreements with Printpack Enterprises, Inc. ("Printpack"), which called for certain minimum purchase requirements. The Company does not expect that standard food packaging sales to Printpack will return to the amounts realized in 1995.

         Royalties, license fees and other revenue during the three months ended June 30, 1996, increased to approximately $450,000 from approximately $94,000 for the three months ended June 30, 1995. Revenue recognized during 1996 resulted from the Company's entering into an agreement involving the asignment of certain of its patented materials.

         Cost of Products Sold. Cost of products sold totaled approximately $1,741,000 for the three months ended June 30, 1996, compared to $1,821,000 for the three months ended June 30, 1995. The decrease resulted primarily from a large decrease in standard packaging sales, partially offset by additional sales in other product lines and higher raw material prices. The cost of product sales as a percentage of product sales was 79.7% in the three months ended June 30, 1996, as compared to 93.4% for the three months ended June 30, 1995. This decrease resulted primarily from a change in product mix away from lower margin standard food packaging business to higher margin capacitor, microwave and new application products, partially offfset by higher raw material prices.

         Selling, General and Administrative. Selling, general and administrative expenses decreased to approximately $272,000 for the three months ended June 30, 1996, (10.3% of total revenue) from approximately $291,000 for the three months ended June 30, 1995, (14.2% of total revenue) due to reduced selling expenses and professional fees.

         Research and Development. Research and development costs decreased to approximately $30,000 for the three months ended June 30, 1996, from approximately $55,000 for the three months ended June 30, 1995. Research and development expenses have been primarily related to the development of the Company's PMP process as well as the development of its microwave food packaging materials. The developmental stage of both of programs is substantially complete: the Company is now directing its resources to the marketing and distribution of these and other patented materials.

         Development expenses for the Company's consumer retail product, ACCU-CRISP(R), were insignificant for the three months ended June 30, 1996 as compared to approximately $16,000 for the three months ended June 30, 1995. The Company does not expect any further significant development expenditures for ACCU-CRISP(R). In December 1995, the Company entered into an exclusive agreement with the Media Group to market and distribute ACCU-CRISP(R) Bags to the consumer market.

         Operating Income (Loss). The Company generated an operating income of approximately $591,000 for the three months ended June 30, 1996, compared to an operating loss of $139,000 for the three months ended June 30, 1995. The increased income was primarily due to higher royalties and license fees to and also to higher gross margins during the current period.

         Net Interest Expense. Net interest expense was approximately $54,000 for the three month period ended June 30, 1996 compared to net interest expense of $85,000 for the three month period ended June 30, 1995. Net interest expense for the three months ended June 30, 1995, included a loss on the liquidation of investment securities, which was the primary reason for the decrease.

         Net Income (Loss). The Company generated a net income of approximately $537,000 for the three months ended June 30, 1996 compared to a net loss of approximately $224,000 for the three months ended June 30, 1995, as a result of the factors discussed above.

Six months ended June 30, 1996 compared to Six months ended June 30, 1995

         Total Revenue. Total revenue increased to approximately $4,948,000 for the six months ended June 30, 1996, from approximately $3,959,000 for the six months ended June 30, 1995, a 25.0% increase.

         Product sales to the capacitor market increased to approximately $3,392,000 for the six months ended June 30, 1996 from approximately $2,370,000 for the six months ended June 30, 1995, a 43.1% increase. Increased volumes and higher unit prices accounted for the change.

         Product sales to the microwave food packaging market increased to approximately $603,000 for the six months ended June 30, 1996 from approximately $190,000 for the six months ended June 30, 1995. Additional sales of the Company's Safety Susceptor(R) and the shipment of a $140,000 order for Accucrisp Bags to the Company's retail distributor, with whom the Company has entered into an exclusive marketing and distribution agreement, accounted for the increase.

         Product sales to new applications markets was approximiately $205,000 for the six months ended June 30, 1996 as compared to sales of approximately $152,000 during the six months ended June 30, 1995. Sales in this category during the six months ended June 30, 1996, were primarily to the retroreflective materials industry where the Company's PMP process is used to increase the retroreflectivity of material used on, among other things, safety related items such as reflective clothing and highway equipment, and to the holographics market

         Product sales to the standard packaging market decreased to approximately $198,000 for the six months ended June 30, 1996 from approximately $1,113,000 for the six months ended June 30, 1995. The decreased sales resulted from the Company's termination of its Agreements with Printpack Enterprises, Inc. ("Printpack"). The Company does not expect that standard packaging sales to Printpack will return to the amounts realized in 1995.

         Royalties, license fees and other revenue increased to approximately $550,000 for the six months ended June 30, 1996, as compared to approximately $134,000 for the six months ended June 30, 1995. Revenue recognized during 1996 was the result of the Company's entering into an agreement involving the asignment of certain of its patented products.

         Cost of Products Sold. Cost of products sold increased to approximately $3,853,000 for the six months ended June 30, 1996 from approximately $3,580,000 for the six months ended June 30, 1995. The increase was due primarily to higher raw material prices and manufacturing expenses, partially offset by a large decrease in sales to the standard food packaging market. As a percentage of product sales, cost of products sold decreased to 87.6% in the six months ended June 30, 1996, from 93.6% for the six months ended June 30, 1995 This decrease resulted primarily from a change in product mix away from lower margin standard food packaging business to higher margin capacitor, microwave and new application products, partially offfset by higher raw material prices.

         Selling General and Adminstrative. Selling, general and adminstrative expenses increased to approximately $586,000 (11.8% of total revenue) for the six months ended June 30, 1996, from approximately $531,000 (13.4% of total revenue) for the six months ended June 30, 1995, due to increased selling expenses, professional fees and payroll expenses.

         Research and Development. Research and development expenses decreased to approximately $51,000 for the six months ended June 30, 1996, from approximately $82,000 for the six months ended June 30, 1995. Research and development expenses during 1996 have been primarily related to the development of the Company's PMP process as well as the development of its microwave food packaging materials. The developmental stage of both of programs is substantially complete: the Company is now directing its resources to the marketing and distribution of these and other patented materials.

         Development expenses for the Company's consumer retail product, ACCU-CRISP(R), were insignificant for the six months ended June 30, 1996 as compared to approximately $32,000 for the six months ended June 30, 1995. The Company does not expect any further significant development expenditures for ACCU-CRISP(R). In December 1995, the Company entered into an exclusive agreement with the Media Group to market and distribute ACCU-CRISP(R) Bags to the consumer market.

         Operating Income (Loss). The Company generated an operating income of approximately $458,000 for the six months ended June 30, 1996, as compared to an operating loss of $266,000 for the six months ended June 30, 1995. The increased profits were primarily the result of higher royalties and license fees and also to higher gross margins during the current period.

         Net interest expense. Net interest expense decreased to approximately $115,000 for the six months ended June 30, 1996, from approximately $147,000 for the six months ended June 30, 1995. Net interest expense for the six months ended June 30, 1995, included a loss on the liquidation of investment securities, which was the primary reason for the decrease.

         Net Income (Loss). The Company generated net income of approximately $343,000 for the six months ended June 30, 1996, as compared to a net loss of approximately $413,000 for the six months ended June 30, 1995, as a result of the factors discussed above.

Liquidity and Capital Resources.

         The Company has a working capital deficit of approximately $379,000 at June 30, 1996, compared to working capital deficit of $1,381,000 at December 31, 1995. The decrease in the working capital deficit reflects the June 30, 1996 non-current classification of a portion of a term note due to a bank which was classified as current on December 31, 1995, and also to income from operations.

         Cash provided by operations for the six months ended June 30, 1996, was approximately $511,000 compared to cash provided by operations during the six months ended June 30, 1995, of $190,000. Positive cash flow from operations was the result of increases in accounts payable and income from operations, partially offset by increases in accounts receivable.

         In the six month period ending June 30, 1996, the Company expended $99,000 in capital investments. The investments during 1996 were primarily for increasing the capacity and efficiency of existing equipment. As of June 30, 1996, the Company had no material commitments for additional capital purchases. In the six month period ending June 30, 1996, the Company also expended approximately $165,000, primarily related to costs associated with the
Redeemable Warrants Conversion (see Note 6 of Notes to Condensed and Consolidated Financial Statements).

         The Company's revolving line of credit with a former bank expired on December 31, 1995. Under the terms of the line of credit agreement, the Company's term note with the same bank also became due. The bank agreed to allow the Company until June 30, 1996, to repay its indebtedness to the bank. The balances outstanding on June 30, 1996 on the line of credit and term note were $1,499,000 and $969,250 respectively. The Company also had $446,000 in cash pledged as collateral against the line of credit.

         The Company obtained replacement term debt and revolving line of credit financing from another bank on July 14, 1996, which allowed the Company to repay all amounts due the Company's former bank and to Printpack, described below. The new financing agreement provided the Company with a term facility of $2,600,000 to be repaid in 35 monthly installments of approximately $43,000, plus interest at the bank's prime rate of interest (8.00% on July 14, 1996) plus 1%, with a balloon payment of approximately $1,083,000 due in July 1989. The revolving line of credit allows the Company to borrow up to $3,000,000 based on a percentage of its eligible accounts receivable plus a percentage of its eligible raw materials and finished goods inventories. Borrowings under the line of credit will bear interest at the bank's prime rate of interest plus 3/4%. The Company's replacement term debt and revolving line of credit financing agreements require the the Company to maintain certain financial ratios and tangible net worth levels, among others.

         In September 1992, the Company entered into three agreements (collectively "the Agreements") with Printpack, a flexible packaging supplier to food companies. Under the Securities Purchase Agreement, the Company sold 297,610 shares of its common stock to Printpack for $250,000. Under the Purchase and Tolling Agreement, the Company granted Printpack the exclusive right to purchase and sell certain flexible microwave packaging products within North America for five years. The Purchase and Tolling Agreement also set forth specified minimum purchase requirements and pricing terms for product sales. Under the Equipment Lease Agreement, Printpack leased a vacuum metallizer to the Company. The Company accounted for this lease as a capital lease. Printpack did not meet the specified minimum purchase requirements called for under the Agreements, and as a result, in 1995, the Company billed Printpack $1,308,000 for overhead and other costs incurred to support of the specified minimum purchases from Printpack called for under the Agreements. In 1995, the Company and Printpack agreed in principle to terminate the Agreements. On March 25, 1996, the Company and Printpack entered into a written agreement setting forth the terms of the termination of the Agreements. On July 15, 1996, the Company and Printpack consumated this new agreement under which Printpack relinquished its exclusive purchase rights to certain of the Company's patented products for microwave applications; transfered to the Company title to the new metallizer it had been leasing to the Company; and returned to the Company 297,610 shares of the Company's common stock it had purchased as part of the Agreements. In addition, under the new agreement, the Company paid Printpack $1,000,000; granted warrants to purchase 200,000 shares of the Company's Common Stock at $4.00 per share; and agreed not to pursue any claims the Company may have had pursuant to the terms of the Agreements, including claims for the payment of $1,308,000 of cost recovery billings invoiced to Printpack in 1995 (see Note 5 to Notes to Condensed and Consolidated Financial Statements).

         For the period May 13, 1996 through July 10, 1996, the Company temporarily reduced the number of Redeemable Warrants required to purchase one share of Common Stock from two Redeemable Warrants to one Redeemable Warrant. In addition, any holder who exercised one Redeemable Warrant during this period also received a Class B Common Stock Redeemable Purchase Warrant which allows the holder to purchase one share of Common Stock at $5.00 through May 12, 1998. The Company realized net proceeds of approximately $4,800,000 upon the conversion of approximately 1,050,000 Redeemable Warrants on July 10, 1996 (see
Note 6 of Notes to Condensed and Consolidated Financial Statements). The effect of the warrants coversion on the Company's liquidity would be to increase working capital by approximately $3,800,000.

         Management believes that the proceeds from the replacement bank financing and the Redeemable Warrants conversion together with anticipated cash flows from operations will provide sufficient funds to meet the Company's current cash requirements.

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

Inflation

         Several times during the last two years, suppliers of the film used in the Company's products experienced problems meeting demand that led to shortages and price increases. In late 1995, the shortages began to ease and prices have begun to decrease.

                           PART II - OTHER INFORMATION

Items 1 through 3:         Not applicable

Item 4.           Submission of Matters to a Vote of Security Shareholders

         On May 31, 1996, the Company held its Annual Meeting of Stockholders (the "Annual Meeting") to vote on the following proposals.

         1. To elect two Class III Directors, the nominees being Glenn J. Walters and Gordon E. Walters ("Proposal 1").

         2. To amend the Company's Certificate of Incorporation increasing the number of authorized shares of Common Stock from 5,500,000 shares to 10,000,000 shares ("Proposal 2").

         3. To amend the Company's 1993 Stock Option Plan to increase the number of shares of Common Stock reserved for issuance thereunder from 300,000 shares to 800,000 shares ("Proposal 3").

         4. To ratify the selection of Arthur Andersen LLP as the auditors for the current fiscal year ending December 31, 1996 ("Proposal 4").

         Of the 3,169,870 shares of the Company's Common Stock of record as of April 10, 1996 able to vote at the Annual Meeting, a total of approximately 2,283,951 shares were voted, or approximately 72% of the Company's issued and outstanding shares of Common Stock entitled to vote on these matters.

         Each of the proposals was adopted, with the total of the vote totals as follows:

Proposal 1:

Election of Directors

                                                 For               Withheld
                                                 ---               --------
 Glenn J. Walters                          2,272,484 (99.50%)     1,467 (0.06%)
 Gordon E. Walters                         2,283,451 (99.98%)         0 (0.00%)

Proposal 2:

To amend the Company's Certificate of Incorporation increasing the number of authorized shares of Common Stock from 5,500,000 shares to 10,000,000 shares.

                           For                 Against             Abstain
                           ---                 -------             -------
                  2,265,815 (99.21%)          12,324 (0.54%)       5,812 (0.25%)

Proposal 3:

To amend the Company's 1993 Stock Option Plan to increase the number of shares of Common Stock reserved for issuance thereunder from 300,000 shares to 800,000 shares.


                           For                 Against             Abstain
                           ---                 -------             -------
                  1,664,770 (72.89%)          63,750 (2.79%)      40,050 (1.75%)

Proposal 4:

To ratify the selection of Arthur Andersen LLP as the auditors for the current fiscal year ending December 31, 1996.


                           For                 Against             Abstain
                           ---                 -------             -------
                  2,279,001 (99.78%)             100 (0.01%)       4,850 (0.21%)

Item 5.           Not applicable.

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


                                   Advanced Deposition Technologies, Inc.
                                   --------------------------------------
                                   Registrant


August 14, 1996                     /s/ Glenn J. Walters
- ---------------                     --------------------
                                   (Signature)
                                    Glenn J. Walters
                                    President

August 14, 1996                    /s/ Mark R. Thomas
- ---------------                    ------------------
                                   (Signature)
                                    Mark R. Thomas
                                    Chief Financial Officer