Form 10QSB
period 1996-09-30
ADVANCED DEPOSITION TECHNOLOGIES INC
filed 1996-11-14
CIK 909963

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended                    Commission File number 1-12230
September 30, 1996



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


         Indicate by check mark wether the issuers (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         As of November 14, 1996, there were 3,915,084 shares of Common Stock, $0.01 par value, of the issuer outstanding.







                     ADVANCED DEPOSITION TECHNOLOGIES, INC.

                                      INDEX



                                                                           PAGE
PART I. FINANCIAL INFORMATION                                             NUMBER

         Item 1. Financial Statements

                  Condensed and Consolidated Balance Sheets:                 1
                  September 30, 1996 (Unaudited) and December 31, 1995

                  Condensed and Consolidated Statements of Operations:       2
                  (Unaudited) for the Three and Nine Months ended September 30, 1996 and September 30, 1995

                  Condensed and Consolidated Statements of Cash Flows:       3
                  (Unaudited) for the Nine Months ended September 30, 1996
                  and September 30, 1995

                  Notes to Condensed and Consolidated Financial             4-6
                  Statements

         Item 2. Management's' Discussion and Analysis of Financial
                  Condition and Results of Operations                       7-11

PART II. OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K                            12







                     ADVANCED DEPOSITION TECHNOLOGIES, INC.

              CONDENSED AND CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS



                                                                          September 30,         December 31,
                                                                               1996                 1995
                                                                         ---------------       ---------------
CURRENT ASSETS
     Cash                                                                    $ 2,828               $   98
     Restricted cash                                                            --                    500
     Amounts due from Printpack Enterprises, Inc. (Note 4)                      --                  1,321
     Accounts receivable, net of reserve for doubtful accounts of $137
           at September 31, 1996 and  December 31, 1995                        1,756                1,451
     Inventories                                                               1,862                1,492
     Prepaid expenses and other current assets                                    68                   16
                                                                             -------               ------
              Total current assets                                             6,514                4,878

PROPERTY AND EQUIPMENT, net                                                    5,060                5,279

OTHER ASSETS, net                                                                806                  177
                                                                             -------              -------
                                                                             $12,380              $10,334
                                                                             =======              =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Revolving line of credit                                                $   110               $1,499
     Current maturities of long-term debt                                        526                1,069
     Amounts due to Printpack Enterprises, Inc. (Note 4)                        --                  1,225
     Accounts payable                                                          1,174                2,366
     Accrued liabilities                                                         151                  100
                                                                             -------              -------
               Total current liabilities                                       1,961                6,259

LONG-TERM OBLIGATIONS, net of current maturities                               2,004                   17

STOCKHOLDERS' EQUITY;
     Preferred stock, $0.01 par value
          1,000,000 shares authorized, none issued                               --                    --
     Common stock, $0.01 par value,
          10,000,000 shares authorized, 4,222,694 shares issued,
          3,915,084 and 3,142,828 shares outstanding at
          September 30, 1996, and December 31, 1995, respectively                 42                   32
     Common stock purchase warrants                                               78                   78
Additional paid-in capital                                                    10,814                6.068
Retained deficit                                                              (1,392)              (2,088)
                                                                             -------               -------
                                                                               9,542                4,090
Less treasury stock, 307,610 shares at cost                                    1,127                   32
                                                                             -------               -------
               Total stockholders' equity                                      8,415                4,058
                                                                             -------              -------
                                                                             $12,380              $10,334
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

          See Notes to Condensed and Consolidated Financial Statements

                     ADVANCED DEPOSITION TECHNOLOGIES, INC.

         CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                       Three months ended          Nine Months ended
                                                          September 30                September 30
                                                     -----------------------      ---------------------
                                                        1996        1995            1996        1995
                                                     ----------  -----------      --------- -----------
SALES:
         Product sales                                $   1,728    $   2,571       $  6,126    $  6.396
         Royalties, license & other                         800          260          1,350         394
                                                      ---------    ---------       --------    --------
               Net sales                                  2,528        2,831          7,476       6,790

COST OF PRODUCTS SOLD                                     1,706        2,298          5,559       5,878
                                                      ---------    ---------       --------    --------
               Gross profit                                 822          533          1,917         912

SELLING, GENERAL AND ADMINISTRATIVE
     EXPENSES                                               357          372            943         903

RESEARCH AND DEVELOPMENT EXPENSES                            47           54             98         136

ACCU-CRISP(R) DEVELOPMENT EXPENSES                       --               10         --              42
                                                      ---------    ---------       --------    --------
               Operating income (loss)                      418           97            876        (169)

INTEREST EXPENSE, NET OF INTEREST
     INCOME                                                  65           42            180         189
                                                      ---------    ---------       --------    --------
               Net income (loss)                     $      353     $     55      $     696    $   (358)
                                                     ==========     ========      =========    ========
NET INCOME (LOSS) PER SHARE                          $     0.09     $   0.02      $    0.20    $  (0.11)
                                                     ==========     ========      =========    ========
WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING                                      3,948,933    3,239,954      3.508,188   3,126,151
                                                     ==========    =========      =========   =========

          See Notes to Condensed and Consolidated Financial Statements


                     ADVANCED DEPOSITION TECHNOLOGIES, INC.

         CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                 (IN THOUSANDS)



                                                                   Nine months ended September 30,
                                                                  --------------------------------
                                                                        1996             1995
                                                                  ----------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
          Net cash used in operating activities                      $(1,360)             $(319)

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment                                (190)              (297)
     Decrease in investments in marketable securities                    --               1,133
     Increase in other assets                                            (60)               (47)
                                                                     --------             ------
          Net cash provided by (used in) investing activities           (250)               789

CASH FLOWS FROM FINANCING ACTIVITIES
     Net borrowings under revolving line of credit                       110                130
     Repayment of long term obligations                                 (203)              (192)
     Refinancing of long term debt:
        Original demand note payable                                  (1,499)              --
        Original long term obligation                                   (954)              --
        Issuance of term debt                                          2,600               --
Purchase of treasury stock                                            (1,000)               (32)
Proceeds from redemption of common stock purchase warrants             4,775               --
Exercise of stock options                                                 11                  2
                                                                     --------             ------
           Net cash provided by (used in) financing activities         3,840                (92)

NET INCREASE IN CASH                                                   2,230                378

CASH AND CASH EQUIVALENTS, beginning of period                           598                177
                                                                     --------             ------
CASH AND CASH EQUIVALENTS, end of period                             $ 2,828              $ 555
                                                                     ========             ======


SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING AND FINANCING ACTIVITIES:

Acquisition of Technology Licenses applied against Revenue
     from assignment of Patents                                      $   550              $ --

Settlement of net amount due to Printpack Enterprises, Inc.
(Note 4)                                                                  96                --
                                                                     --------             ------
                                                                     $   646              $ --
                                                                     ========             ======

          See Notes to Condensed and Consolidated Financial Statements

                     ADVANCED DEPOSITION TECHNOLOGIES, INC.

      NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 1996


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

         In the opinion of the management of the Company, the accompanying financial statements reflect all adjustments that were of a normal recurring nature necessary for a fair presentation of the Company's results of operations and changes in financial position for the three and nine month periods ended September 30, 1996, and September 30, 1995. Operating results for the three month and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31,1996.


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

         c.        Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):


                                           September 30,     December 31,
                                               1996              1995
                                          --------------     ------------
Raw materials                                $1,484             $1,234
Work in process and finished goods              378                258
                                              -----              -----
          Total                              $1,862             $1,492
                                              =====              =====


         d.       Net Income (Loss) per Common Share

         Net income (loss) per common share has been determined by dividing net income (loss) by the weighted average common shares outstanding during the period. Common stock equivalents have been calculated in accordance with the treasury stock method and are included for all periods where their effect is dilutive.

3.)      CASH EQUIVALENTS AND INVESTMENT IN MARKETABLE SECURITIES

         The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Investments" (SFAS No 115) effective January 1, 1994. As of September 30, 1996, the Company's investments consist entirely of money market funds, which are included in cash and restricted cash in the accompanying balance sheets.

4.)      TERMINATION OF AGREEMENTS WITH PRINTPACK ENTERPRISES, INC.

         In September 1992, the Company entered into three agreements (collectively "the Agreements") with Printpack, a flexible packaging supplier to food companies. Under the Securities Purchase Agreement, the Company sold 297,610 shares of its common stock to Printpack for $250,000. Under the Purchase and Tolling Agreement, the Company granted Printpack the exclusive right to purchase and sell certain flexible microwave packaging products within North America for five years. Under the Equipment Lease Agreement, Printpack leased a vacuum metallizer to the Company. The Company accounted for this lease as a capital lease. On July 15, 1996, the Company and Printpack consummated a new agreement under which Printpack relinquished its exclusive purchase rights to certain of the Company's patented products for microwave applications; transferred to the Company title to the new metallizer it had been leasing to the Company; and returned to the Company 297,610 shares of the Company's common stock it had purchased as part of the Agreements. The Company paid Printpack $1,000,000; granted Printpack warrants to purchase 200,000 shares of the Company's common stock at $4.00 per share; and agreed not to pursue any claims the Company may have had pursuant to the terms of the Agreements, including claims for the payment of $1,308,000 of cost recovery billings invoiced to Printpack in 1995.

         The Company accounted for the termination of the Equipment Lease Agreement in accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases" ("SFAS No 13"). SFAS No 13 states that the termination of a lease that results in the acquisition of the leased asset shall be accounted for as if it were a renewal of the capital lease whereby a loss only is recognized to the extent that the carrying value of the asset exceeds the purchase price. The carrying value of the leased metallizer did not exceed the purchase price, therefore no loss was recognized.

         The specific accounting transactions required to record the effect of the termination of the Agreements and the transactions of the new agreement were to record the cash payment to Printpack of $1,000,000: to eliminate the balances in the accounts for the amounts due from Printpack ($1,321,000) and the amounts due to Printpack ($1,225,000); to transfer the net book value of the metalizer ($1,400,000) from equipment under lease to the Machinery & Equipment account; and to record the purchase of 297,610 shares of Treasury Stock valued, net of the market value of the common stock purchase warrants granted, at $1,096,000 ($3.68 per share). The market value of the Company's common stock on March 25, 1996, was $6.00 per share.

5.)      EXERCISE OF COMMON STOCK PURCHASE WARRANTS

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

         For the period May 13, 1996 through July 10, 1996, the Company reduced the number of Redeemable Warrants required to purchase one (1) share of Common Stock from two (2) Redeemable Warrants to one (1) Redeemable Warrant. In addition, any holder who exercised one Redeemable Warrant during this period also received a Class B Warrant which allows the holder to purchase one (1) share of Common Stock at $5.00 through May 12, 1998. The Company realized net proceeds of approximately $4,775,000 upon the exercise of approximately 1,050,000 Warrants on July 10, 1996.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Advanced Deposition Technologies, Inc. (the "Company" or "A.D. TECH" ), is a technology leader in developing and manufacturing high-resolution, patterned, vacuum-metallized coatings for a variety of energy management applications for use in industrial, commercial and consumer products. Included among these are products offerings for electronic capacitors, microwave and non-microwave food packaging, security holograms, retroreflective films, barrier packaging, electronic article surveillance (EAS), and electric static discharge
(ESD). The Company's revenue to date has been primarily from sales to the capacitor and packaging markets.

RECENT DEVELOPMENTS

         During July 1996, the Company raised approximately $4,775,000 in net proceeds through the exercise of approximately 1,050,000 Redeemable Common Stock Purchase Warrants ("the Redeemable Warrants") at $5.00 per share and entered into a new banking relationship that resulted in an increase in its available line of credit. In June, 1996, the Company also entered into an agreement involving the assignment of certain of its patented materials which includes a multi-year supply agreement for certain of the Company's products and, in addition, the Company became a licensee for the assigned patents as well as for 26 other patents owned by the assignee related to microwave and non-microwave packaging materials. The Company has also filed several patent applications for hologram products that are designed to increase the security and reduce the counterfeiting of compact discs (CD's), digital videodisks (DVD's), bank checks and bank notes.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

         Net Sales. Net sales decreased to approximately $2,528,000 for the three months ended September 30, 1996 from approximately $2,831,000 for the three months ended September 30, 1995. Product sales to the capacitor industry increased by approximately 3% over 1995 due to slightly higher unit prices. Microwave food packaging product sales, including the ACCU-CRISP(R) product line, declined by approximately 40% in 1996 due to the non-reorder of ACCU-CRISP(R) Bags from the Company's direct response retailer. Product sales to new applications markets increased by approximately 10% in 1996. Sales in this category during 1996 were primarily to the retroreflective materials industry where the Company's propriatary Pattern Metalized Printing ("PMP") process is used to increase the retroreflectivity of material used on, among other things, safety related items such as reflective clothing and highway equipment. Product sales to the standard food packaging market declined by approximately 84% in 1996 due to the termination of the Company's Agreements with Printpack Enterprises, Inc. ("Printpack"), which called for certain minimum purchase requirements. The Company does not expect that standard food packaging product sales to Printpack will return to the amounts realized in 1995. Royalties, license fees and other revenue increased in 1996 to approximately $800,000 from approximately $260,000 in 1995. Revenue recognized during 1996 resulted from the Company's entering into an agreement involving the assignment of certain of its patented materials related to microwave packaging. Under the agreement, the Company was granted a license for the patents it had assigned as well as for 26 other patents related to microwave and standard packaging. A portion of the revenue recognized under this agreement reflects the estimated value of this license.

         Cost of Products Sold. Cost of products sold totaled approximately $1,706,000 for the three months ended September 30, 1996, compared to $2,298,000 for the three months ended September 30, 1995. This decrease resulted primarily from the large decrease in standard packaging sales. The cost of product sales in 1996 as a percentage of product sales was 98.7% compared to 89.4% for 1995. The increase was the result of higher manufacturing costs, primarily depreciation expense, relative to product sales volume. Partially offsetting this were lower raw material costs and increased manufacturing efficiencies.

         Selling, General and Administrative. Selling, general and administrative expenses decreased to approximately $357,000 for the three months ended September 30, 1996, (14.1% of total revenue) from approximately $372,000 for the three months ended September 30, 1995, (13.1% of total revenue). Selling, general and administrative expenses during the third quarter of 1995 included sales commission expenses related to sales ACCU-CRISP(R) Bags and additional reserves for bad debt, which were not repeated during the third quarter of 1996.

         Research and Development. Research and development costs decreased to approximately $47,000 for the three months ended September 30, 1996, from approximately $54,000 for the three months ended September 30, 1995. Research and development expenses have been primarily related to the development of the Company's PMP process as well as the development of its microwave food packaging materials. The developmental stage of both of programs is substantially complete: the Company is now directing its resources to the marketing and distribution of these and other patented materials.

         Development expenses for the Company's consumer retail product, the ACCU-CRISP(R) Browning and Crisping Bag ("the ACCU-CRISP(R) Bag"), were insignificant for the three months ended September 30, 1996 as compared to approximately $10,000 for the three months ended September 30, 1995. The Company does not expect any further significant development expenditures for ACCU-CRISP(R) Bag. In December 1995, the Company entered into an exclusive agreement with the Media Group to market and distribute ACCU-CRISP(R) Bags to the consumer market. Because of the nature of this marketing program, the Company can not predict future sales levels of the ACCU-CRISP(R) Bag.

         Operating Income (Loss). The Company generated operating income of approximately $418,000 for the three months ended September 30, 1996, compared to operating income of $97,000 for the three months ended September 30, 1995. The increased income was primarily due to higher royalties and license fees.

         Net Interest Expense. Net interest expense increased to approximately $65,000 for the three month period ended September 30, 1996, from $42,000 for the three month period ended September 30, 1995. The increase was primarily the result of non-recurring charges associated with the Company's refinancing of its bank debt.

         Net Income (Loss). The Company generated net income of approximately $353,000 for the three months ended September 30, 1996 compared to net income of approximately $55,000 for the three months ended September 30, 1995, as a result of the factors discussed above.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

         Net Sales. Net sales increased to approximately $7,476,000 for the nine months ended September 30, 1996, from approximately $6,790,000 for the nine months ended September 30, 1995. Product sales to the capacitor market increased by approximately 27% in 1996 due to increased volumes and slightly higher unit prices. Product sales to the microwave food packaging market, including the ACCU-CRISP(R) Bag, increased by approximately 76% in 1996 due primarily to greater market penetration of the Company's Safety Susceptor(TM) film. Product sales to new applications markets increased by approximately 68% in 1996 . Sales in this category during 1996 were primarily to the retroreflective materials industry where the Company's PMP process is used to increase the retroreflectivity of material used on, among other things, safety related items such as reflective clothing and highway equipment. Product sales to the standard packaging market decreased by approximately 84% in 1996 due to the Company's termination of its Agreements with Printpack. The Company does not expect that standard packaging product sales to Printpack will return to the amounts realized in 1995. Royalties, license fees and other revenue increased to approximately $1,350,000 for the nine months ended September 30, 1996, as compared to approximately $394,000 for the nine months ended September 30, 1995. Revenue recognized during 1996 resulted from the Company's entering into an agreement involving the assignment of certain of its patents relating to microwave packaging .Under the agreement, the Company was granted a license for the patents it had assigned as well as for 26 other patents related to microwave and standard packaging. A portion of the revenue recognized under this agreement reflects the estimated value of this license.

         Cost of Products Sold. Cost of products sold totaled approximately $5,559,000 for the nine months ended September 30, 1996 as compared to approximately $5,878,000 for the nine months ended September 30, 1995. This decrease resulted primarily from the large decrease in standard packaging sales. Partially offsetting these were increases in manufacturing supplies, overhead expenses and labor costs. As a percentage of product sales, cost of products sold decreased to 90.7% in the nine months ended September 30, 1996, from 91.9% for the nine months ended September 30, 1995 This decrease resulted primarily from a favorable change in product mix and lower raw material costs. Partially offsetting these were higher manufacturing costs, primarily depreciation expense, relative to product sales volume.

         Selling General and Administrative. Selling, general and administrative expenses increased to approximately $943,000 (12.6% of total revenue) for the nine months ended September 30, 1996, from approximately $903,000 (13.2% of total revenue) for the nine months ended September 30, 1995, due to increased selling expenses, payroll expense and professional fees.

         Research and Development. Research and development expenses decreased to approximately $98,000 for the nine months ended September 30, 1996, from approximately $136,000 for the nine months ended September 30, 1995. Research and development expenses during 1996 have been primarily related to the development of the Company's PMP process as well as the development of its microwave food packaging materials. The developmental stage of both of programs is substantially complete: the Company is now directing its resources to the marketing and distribution of these and other patented materials.

         Development expenses for the Company's consumer retail product, the ACCU-CRISP(R) Bag, were insignificant for the nine months ended September 30, 1996 as compared to approximately $42,000 for the nine months ended September 30, 1995. The Company does not expect any further significant development expenditures for ACCU-CRISP(R). In December 1995, the Company entered into an exclusive agreement with the Media Group to market and distribute ACCU-CRISP(R) Bags to the consumer market. Because of the nature of this marketing programs, the Company can not predict future sales of the ACCU-CRISP(R) Bag.

         Operating Income (Loss). The Company generated operating income of approximately $876,000 for the nine months ended September 30, 1996, as compared to an operating loss of $169,000 for the nine months ended September 30, 1995. The increased profits were primarily the result of higher royalties and license fees.

         Net interest expense. Net interest expense decreased to approximately $180,000 for the nine months ended September 30, 1996, from approximately $189,000 for the nine months ended September 30, 1995. Net interest expense for the nine months ended September 30, 1995, included a loss on the liquidation of investment securities, which was the primary reason for the decrease.


         Net Income (Loss). The Company generated net income of approximately $696,000 for the nine months ended September 30, 1996, as compared to a net loss of approximately $358,000 for the nine months ended September 30, 1995, as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         The  Company  had  working  capital  of  approximately   $4,553,000  at
September 30, 1996, compared to working capital deficit of $1,381,000 at December 31, 1995. The increase in working capital is primarily the result of the exercise of approximately 1,050,000 Common Stock Purchase Warrants from which the Company realized net proceeds of approximately $4,775,000. In addition, the Company refinanced its term debt and revolving line of credit (discussed below) which reduced its current liabilities.

         Cash used in operating activities for the nine months ended September 30, 1996, was approximately $1,360,000 compared to cash used in operating activities during the nine months ended September 30, 1995, of $319,000. Negative cash flow from operations was primarily the result of a decrease in accounts payable due to a decrease in days outstanding and also to increases in inventory, due to material purchase requirements related to the supply agreement, and in accounts receivable, due to relatively higher end-of-period sales.

         In the nine month period ending September 30, 1996, the Company expended $99,000 in capital investments. The investments during 1996 were primarily for increasing the capacity and efficiency of existing equipment. As of September 30, 1996, the Company had no material commitments for additional capital purchases.

         The Company's revolving line of credit with a former bank expired on December 31, 1995. Under the terms of the line of credit agreement, the Company's term note with the same bank also became due. The balance outstanding on the term note was classified as a current liability on the December 31, 1995 balance sheet. The balances outstanding on the term debt and the line of credit on December 31, 1995, were $1,062,500 and $1,499,000, respectively.

         On July 14, 1996, the Company refinanced its revolving term debt and line of credit of credit with another bank. The replacement term debt and revolving line of credit financing from the new bank allowed the Company to repay all amounts due the Company's former bank and to Printpack, described below. The new financing agreement provided the Company with a term debt facility of $2,600,000 to be repaid in 35 monthly installments of approximately $43,000, plus interest at the bank's prime rate of interest (8.25% on September 30, 1996) plus 1%, with a balloon payment of approximately $1,083,000 due in July 1989. The revolving line of credit allows the Company to borrow up to $3,000,000 based on percentages of its eligible accounts receivable, raw materials and finished goods inventories. Borrowings under the line of credit will bear interest at the bank's prime rate of interest plus 3/4%. The Company had drawn down approximately $110,000 on the line of credit as of September 30, 1996. The Company's replacement term debt and revolving line of credit financing agreements require the Company to maintain certain financial ratios and tangible net worth levels, among others.

         In September 1992, the Company entered into three agreements (collectively "the Agreements") with Printpack, a flexible packaging supplier to food companies. Under the Securities Purchase Agreement, the Company sold 297,610 shares of its common stock to Printpack for $250,000. Under the Purchase and Tolling Agreement, the Company granted Printpack the exclusive right to purchase and sell certain flexible microwave packaging products within North America for five years. Under the Equipment Lease Agreement, Printpack leased a vacuum metalizer to the Company. The Company accounted for this lease as a capitalized lease. On July 15, 1996, the Company and Printpack consummated a new agreement under which Printpack relinquished its exclusive purchase rights to certain of the Company's patented products for microwave applications; transferred to the Company title to the new metallizer it had been leasing to the Company; and returned to the Company 297,610 shares of the Company's common stock it had purchased as part of the Agreements. In addition, under the new agreement, the Company paid Printpack $1,000,000; granted warrants to purchase 200,000 shares of the Company's Common Stock at $4.00 per share; and agreed not to pursue any claims the Company may have had pursuant to the terms of the Agreements, including claims for the payment of $1,308,000 of cost recovery billings invoiced to Printpack in 1995 (see Note 4 to Notes to Condensed and Consolidated Financial Statements).

         For the period May 13, 1996 through July 10, 1996, the Company temporarily reduced the number of Redeemable Warrants required to purchase one share of Common Stock from two Redeemable Warrants to one Redeemable Warrant. In addition, any holder who exercised one Redeemable Warrant during this period also received a Class B Common Stock Redeemable Purchase Warrant which allows the holder to purchase one share of Common Stock at $5.00 through May 12, 1998. On July 10, 1996, the Company realized net proceeds of approximately $4,775,000 upon the conversion of approximately 1,050,000 Redeemable Warrants (see Note 5 of Notes to Condensed and Consolidated Financial Statements).

         Management believes that the Company's cash and cash equivalents together with anticipated cash flows from operations will provide sufficient funds to meet the Company's current cash requirements and allow the Company to continue its marketing and product development efforts.

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

                           PART II - OTHER INFORMATION

ITEMS 1 THROUGH 5:         Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      No Exhibits.

         (b) Reports on From 8-K On August 12, 1996, the Company filed Form 8-K related to its change in accountants. In that filing it was reported that, by mutual understanding with the Company, Arthur Andersen LLP ("Arthur Andersen") would no longer serve as the Company's auditors.

         Arthur Andersen's reports on the financial statements for the years ended December 31, 1995 and December 31, 1994, did not contain an adverse opinion or a disclaimer of opinion, and were not modified as to uncertainty, audit scope, or accounting principles.

         Arthur Andersen disagreed with the Company's accounting for the termination of an exclusivity agreement contained in the Company's Form 10-Q filed for the quarter ended March 30, 1996. In response, the Company filed an amended Form 10-Q for such quarter in which it restated its consolidated financial statements to reverse the gain recorded on the termination of the exclusivity agreement. Accordingly, Arthur Andersen no longer disagrees with the Company's accounting for the terminated exclusivity agreement

         Neither the Board of Directors, nor any other committee, discussed the disagreement with Arthur Andersen. The change in auditors was approved by the Board of Directors.

         The Company has authorized Arthur Andersen to respond fully to the successor accountant on any inquiries concerning the foregoing


SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

                                   Advanced Deposition Technologies, Inc.
                                   Registrant

November 14, 1996                  /s/ Glenn J. Walters
-----------------                  --------------------
                                   (Signature)
                                    Glenn J. Walters
                                    President

November 14, 1996                 /s/ Mark R. Thomas
-----------------                 ---------------------
                                   (Signature)
                                    Mark R. Thomas
                                    Chief Financial Officer


