Form 10-K
period 1996-12-31
ADVANCED DEPOSITION TECHNOLOGIES INC
filed 1997-04-15
CIK 909963

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                  FORM 10-KSB
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                        COMMISSION FILE NUMBER 1-12230

                               ----------------

                    ADVANCED DEPOSITION TECHNOLOGIES, INC.
       (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                               ----------------

              DELAWARE                                 04-2865714
      (STATE OF INCORPORATION)            (I.R.S. EMPLOYER IDENTIFICATION NO.)

                      580 MYLES STANDISH INDUSTRIAL PARK
                         TAUNTON, MASSACHUSETTS 02780
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                               ----------------

                                (508) 823-0707
               (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                               ----------------

        SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

                                                                       NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                                        ON WHICH REGISTERED
             -------------------                                       ---------------------
Common Stock.........................................................  Boston Stock Exchange
Redeemable Common Stock Purchase Warrants............................  Boston Stock Exchange
Class B Redeemable Common Stock Purchase Warrants....................  Boston Stock Exchange

                               ----------------

      SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT: NONE

  Check whether the issuer (1) has filed all reports required to be filed under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 60 days.

                                YES  X  NO

  Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form. [_]

  The Registrant had revenue of approximately $10,523,000 in its most recent fiscal year. The aggregate market value of the voting stock held by non-affiliates of the registrant based on the average closing bid and asked prices was approximately $12,720,000 on March 21, 1997. As of March 21, 1997, 3,955,976 shares of Common Stock, $.01 par value per share, of the registrant were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  The definitive Proxy Statement for the annual meeting of Stockholders for the year ended December 31, 1996, to be filed pursuant to Regulation AA, is incorporated by reference in Part III of this Form 10-KSB.


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

  This report contains forward-looking statements regarding anticipated increases in revenues, renewals or extensions of financing arrangements, marketing of products and other matters. These statements, in addition to statements made in conjunction with the words "estimate" and similar expressions, are forward looking statements that involve a number of risks and uncertainties. The following is a list of factors, among others, that could cause actual results to differ materially from the forward looking statements: business conditions and growth in certain market segments and the general economy, increases in competition and quality control, and increased or continued market acceptance of the Company's products and proposed products.

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

  Advanced Deposition Technologies, Inc. (the "Company") develops, manufactures, markets and sells standard and proprietary metallized films for energy management applications, primarily within the electronics and microwave food packaging industries. The Company produces metallized films by applying an ultra-thin layer or layers of vaporized metal onto different types of polymer films. The Company's products may be incorporated into a wide variety of end-use applications, including capacitors used in fluorescent lights and electrical appliances and packaging for microwave popcorn, pizza and other foods. The primary source of the Company's revenue to date have been from sales to the electronic capacitor market. While the Company expects that its sales to the electronic capacitor market will continue to account for a significant part of its business, the Company believes that sales of metalized film to the microwave food packaging market and to other markets will account for a substantial portion of its anticipated future growth in revenues.

  The Company began operations in 1985 as a Massachusetts corporation to supply metallized film to the electronic capacitor industry. In 1989, the Company developed and introduced films metallized in patterns for use in microwave food packaging applications. In July 1993, the Company was reincorporated as a Delaware corporation. Since 1993, the Company has actively pursued the development of new products for the food and other industries based on its proprietary Pattern Metallized Printing ("PMP") process used for metalizing film in high resolution patterns. In 1994, the Company introduced a microwave browning and crisping bag (the "ACCU-CRISP(R) Bag") made with a patented fuse susceptor metallized film, which it currently sells through retail channels. The Company has also developed and manufactured, on a limited basis for evaluation purposes, other products using the Company's PMP technology, such as authentication holograms, electronic article surveillance tags, electrostatic discharge materials, retroreflective films, and solar protective films. Most recently, the Company filed a patent application for a patterned metallized film under the name "High Energy Density Films and Capacitors Thereof". The Company's executive offices and manufacturing operations are located at 580 Myles Standish Industrial Park, Taunton, Massachusetts, 02780. Its telephone number is (508) 823-0707.

MARKETS AND PRODUCTS

  Since the Company's inception, the majority of the Company's sales have been to the electronic and alternating current ("AC") capacitor market. In 1989, the Company decided to find new product areas and has focused on establishing itself as a technology and market leader for providing film used in microwave food packaging. In connection with this effort, the Company developed the ACCU-CRISP(R) Bag in 1994, a consumer product that has been sold over cable television channels. See "Products and Processes Under Development."

 ELECTRONIC CAPACITORS

  Electronic capacitors store and transmit energy in electronic and electric devices present in a wide variety of items such as computers, appliances, light ballasts, automotive engines, air conditioners, audio equipment and many others. Metallized film, such as the Company's, allows electronic capacitor functions in these products. The Company currently supplies film to many of the major, technically advanced manufacturers of capacitors and is one of four major suppliers of metalized film for these applications in the United States. Using the

Company's PMP process, the Company has introduced new products to the capacitor market for high energy, self-protected capacitors, also known as segmented electrode materials. In addition, in 1997, the Company introduced a high-density metallized film that is designed to allow capacitors to provide up to twice the capacity without a significant increase in size or cost. See "Products and Processes Under Development."

 MICROWAVE FOOD PACKAGING

  Microwave food packaging can be active or passive. Active packaging produces heat by interaction with microwaves generated from a microwave oven, thereby increasing the cooking temperature for purposes of browning and crisping. Passive packaging does not produce heat. The Company can produce metallized film for use in active packaging in two of the currently available formats: flexible and rigid paperboard. Flexible packaging is typically wrapped around food to conduct heat to the whole exterior of the food product within the package. Rigid paperboard is typically placed within a package to conduct heat to a particular portion of the food.

  In 1994, the Company developed and patented a fuse susceptor film based on proprietary technology, which it markets under the name Safety Susceptor(TM). Safety Susceptor(TM) metallized film is designed to be used in active flexible and rigid microwave food packaging to heat food more evenly, crisp the outside of food, and reduce the occurrence of cold spots. It is also designed to reduce the occurrence of package charring and the possibility of burning if a package is overheated due to human error when setting cooking time or otherwise. The Company incorporates Safety Susceptor(TM) film in its ACCU-CRISP(R) Bags. During 1996, the Company established its position within the microwave food packaging industry as a result of entering into a patent assignment and licensing agreement with James River Corporation ("James River"). The licensing agreement allowed the Company to market, produce, and sell certain products, such as ACCU-CRISP bags in quantities not previously attained. Prior to the granting of the licenses, sales of such products exposed the Company and its customers to possible patent infringement litigation from James River, thereby constraining such products' acceptance in the market. In 1996, the Company assigned its rights to 3 patents related to Safety Susceptor(TM) and other microwave food packaging products to the James River in exchange for a cash payment of $1,200,000 and a licensing arrangement, pursuant to which the Company became a licensee of products to 27 patents, including the patent for the Safety Susceptor(TM). Under this arrangement, the Company retained an exclusive, royalty-free license for sales of certain consumer products, such as ACCU-CRISP(R) Bags. Also under this arrangement, the Company received an agreement from James River to purchase certain quantities of microwave packaging film from the Company for a five-year period, subject to certain quality control and other conditions. See "Marketing and Distribution."

  The Company has developed other proprietary metallized films for microwave food packaging that it intends to market to food packaging converters. The Company also sells standard metallized film for microwave packaging applications. Standard film is produced with a continuous layer of thin metal deposited onto polymer film and may be incorporated in microwave packaging to brown and crisp the exterior of food. Except with respect to the Company's consumer products, the Company generally sells metallized film packed in rolls to converters that incorporate the film into final food packages.

  In 1994, the Company introduced ACCU-CRISP(R) Bags, the Company's first consumer product, which has been sold on the QVC and Home Shopping Network cable television channels, as well as through infomercials. In 1996, the Company signed an exclusive sales and marketing agreement with a manufacturers' representative for the retail distribution of ACCU-CRISP(R) Bags that is subject to certain volume purchase requirements. The ACCU-CRISP(R) Bag and the BROWN & CRISP(R) microwave cooking bag, which is distributed by the Media Group Inc., are made using Safety Susceptor(TM) film.

 NON-MICROWAVE FOOD PACKAGING

  Metallized film also acts as an effective barrier to oxygen, water and ultraviolet light, and is used to package non-microwavable food as a means to maintain freshness in products such as snack foods, coffee, and juice. In 1996, the Company began to de-emphasize the marketing of non-microwave food packaging due to the low margins associated with this product and the termination of the Company's purchase agreement with the Printpack Enterprises, Inc. ("Printpack"), described below.

  In 1995, the Company and Printpack agreed in principle to terminate certain agreements (the "Agreements"). On July 8, 1996, the Company and Printpack consummated a new agreement under which Printpack (i) relinquished its exclusive purchase rights to certain of the Company's patented products for microwave applications; (ii) transferred to the Company title of a high-capacity metalizer that the Company had been leasing from Printpack; and (iii) returned to the Company 297,610 shares of the Company's common stock it had purchased as part of the original Agreements. In return, the Company paid $1,000,000 to Printpack; granted Printpack warrants to purchase 200,000 shares of the Company's common stock at $4.00 per share; and agreed not to pursue any claims the Company may have had pursuant to the $1,308,000 of cost recovery billings invoiced to Printpack in 1995 for overhead and other expenses incurred by the Company in support of certain minimum purchases by Printpack called for under the Agreements. As a result of the termination of the Agreements, the Company and Printpack released each other from the terms and conditions of the Agreements.

  The Company has also developed and manufactured, on a limited basis for evaluation purposes, other products using the Company's PMP technology, such as authentication holograms, electronic article surveillance tags, electrostatic discharge materials, retroreflective films, and solar protective films using the Company's proprietary metalization process. See "Products and Processes Under Development."

MARKETING AND DISTRIBUTION

  The Company markets and sells its films for capacitor applications through direct factory contacts with its major customers. The Company markets and sells its microwave film products through manufacturer's representatives, technical presentations, advertising and participation in industry trade shows and conferences. In addition, the Company has entered into an exclusive management agreement with The Media Group, Inc. to market and sell the Company's ACCU-CRISP(R) Bags through retail channels. The Company may in the future enter into additional exclusive arrangements for the supply of its products to specific markets within defined territories.

  Two customers accounted for approximately 15% and 13% of the Company's total product sales in the year ended December 31, 1996. If sales to any of these customers were significantly reduced, it could have a material adverse effect on the Company's business and results of operations. During 1996, the Company established its position within the microwave food packaging industry as a result of entering into a patent assignment and licensing agreement with James River. The licensing agreement allowed the Company to market, produce, and sell certain products, such as ACCU-CRISP bags in quantities not previously attained. Prior to the granting of the licenses, sales of such products exposed the Company and its customers to possible patent infringement litigation from James River, thereby constraining such products' acceptance in the market. In addition, in 1996, the Company recognized revenue of approximately $2,750,000 or 26% of the Company's total revenue, in connection with the assignment of certain patents to James River, described above. Since the Company's inception, it has sold technology in concert with strategic partnership agreements when such technology could be brought to market more quickly by others. The same criterion will be used for any future technology sales by the Company.

  In 1995, the Company and Printpack agreed in principle to terminate certain agreements ("the Agreements"). On July 8, 1996, the Company and Printpack consummated a new agreement under which Printpack (i) relinquished its exclusive purchase rights to certain of the Company's patented products for microwave applications; (ii) transferred to the Company title of a high-capacity metalizer that the Company had been leasing from Printpack; and (iii) returned to the Company 297,610 shares of the Company's common stock it had purchased as part of the original Agreements. In return, the Company paid $1,000,000 to Printpack; granted Printpack warrants to purchase 200,000 shares of the Company's common stock at $4.00 per share; and agreed not to pursue any claims the Company may have had pursuant to the $1,308,000 of cost recovery billings invoiced to Printpack in 1995 for overhead and other expenses incurred by the Company in support of certain minimum purchases by Printpack called for under the Agreements. As a result of the termination of the Agreements, the Company and Printpack released each other from the terms and conditions of the Agreements. As a result, sales to Printpack declined significantly in 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

PRODUCTS AND PROCESSES UNDER DEVELOPMENT

  The Company's research and development activities are focused on the development of new proprietary processes and patented products and on enhancements to its production equipment. Company-funded research and development expenditures totaled approximately $203,000, $185,000 and $450,000 or 1.9%, 1.9% and 7.1% of total revenues during 1996, 1995 and 1994, respectively. The higher research and development expenses in 1994 were primarily due to the development of the Company's PMP process. In 1994, the Company also incurred costs of approximately $519,000 in connection with the research, development and marketing of the Company's ACCU-CRISP(R) Bags. In 1994 the research and development stage of the ACCU-CRISP(R) Bag was substantially completed.

  The Company continues to improve its pattern metalization process. This effort led to the introduction of Safety Susceptor(TM) film in 1994. In addition, in 1995, the Company further enhanced its proprietary metalization process to enable high-resolution deposition (up to 130 dots per inch) of metals onto polymer film. Using this PMP process, the Company can produce film with metallized patterns of logos and/or figures. This enhanced metalization process has resulted in the manufacture of new products such as authentication holograms, which the Company has sold on a limited basis for evaluation purposes.

  Authenticity holograms are used to detect counterfeiting of licenses, passports, and other important identification documents. Holograms are also used to reduce copyright and product piracy. The Company has four patents pending related to proposed products with a high resolution pattern of vapor deposited metal to create holographic images. The Company believes that these products can improve the security feature of certain holograms at lower costs of production. The Company's sales of authenticity holograms were immaterial during 1996 and 1995.

  In 1996, the Company developed a high capacity metallized film using the Company's PMP process that is designed to double the capacity of electronic capacitors without a proportional increase in size or cost. In January 1997, the Company filed a patent application for this film under the name "High Energy Density Films and Capacitors Thereof". The Company began marketing this new product in 1997. Although new products introduced by the Company must undergo extensive quality and performance testing by the Company's customers, the Company believes that it will begin to sell this product during the fourth quarter of 1997.

TECHNOLOGY AND MANUFACTURING PROCESS

  The Company currently operates three vacuum metallizers, the primary pieces of production equipment used in its manufacturing process, to metallize film used in all of its products and products under development. The Company has enhanced all of its vacuum metallizers with proprietary improvements to enable them to deposit vaporized metal onto plastic film in single or multiple coatings and in patterns. Variations in metal thickness and patterns will influence and modify different energy spectrums. See "Markets and Products."

  Within a vacuum metallizer, rolls of plastic film are fed through a vacuum chamber where a metal vapor, usually aluminum or zinc, is deposited onto the film. After cooling, the film is cut to customer specifications using automated slitters, and then packaged and shipped to customers in the form of boxed rolls of film. The Company has implemented automated computer processes and quality control checks throughout its production process. With respect to the Company's ACCU-CRISP(R) Bags, the Company has subcontracted printing and laminating functions to unaffiliated third parties, who complete the manufacture of the bags using the Company's metallized film.

  The Company relies on management's know-how to engineer its machine enhancements and protects this information by restricting access to its production facilities and by requiring all employees to sign confidentiality agreements. The Company believes that its patents, in addition to the proprietary enhancements to its vacuum metallizers, described above, give the Company a competitive advantage in the marketplace. See "Patents and Proprietary Technology."

SOURCES OF SUPPLY

  There are multiple suppliers of polymer film and metal raw materials. The Company seeks to maintain inventories and close working relationships with its suppliers to ensure timely and reliable delivery. In 1994 and 1995, suppliers of polymer film used in the Company's products experienced capacity problems which led to film shortages and price increases. These shortages began to abate in late 1995. Supplies of polymer film are currently available in sufficient quantities and acceptable prices. In 1996, the Company increased its purchases of polymer film from alternative suppliers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

PATENTS AND PROPRIETARY TECHNOLOGY

  The Company has been granted 9 patents and has 9 patent applications pending in the U.S. Patent and Trademark Office. Most of the patents and patent applications pertain to vaporized metals deposited onto substrates and products, such as the Company's ACCU-CRISP(R) Bags and security holograms. The Company also has 2 patent disclosures for which patent applications are in process. In addition, the Company has pending patent applications in Europe and Japan. The Company's patent and trade secret rights are of material importance to the Company and its future prospects. To date, no legal action has been initiated against the Company for infringement of patents. The Company also relies on trade secrets that it seeks to protect, in part, through confidentiality agreements with employees, consultants and other parties.

INSURANCE

  The Company maintains coverage for the customary risks inherent in the operation of a manufacturing facility and business in general. In response to increased sales of home-use products, the Company has doubled its liability coverage.

COMPETITION

  The electronic capacitor market is highly competitive in respect to quality, delivery time and price. The Company believes that it competes effectively with respect to each of these factors. The Company's competitors have substantially greater financial, marketing, technical and other resources than the Company. In addition, the Company's primary competitors in the capacitor market produce their own polymer film. In the capacitor market, the Company's primary competitors are Steinerfilm, Inc., Bolmet, Inc., a subsidiary of Bollore of France, and Toray Plastics, Inc. See "Sources of Supply."

  The microwave food packaging industry is also highly competitive and subject to changes in the types of food products requiring packaging, food preparation, and methods of preparing and cooking food. The Company will depend on its ability to provide high quality, cost-effective metallized film for packaging, to establish continuing relationships with food packaging companies and packaging distributors and to respond to the changing needs of the marketplace in order to compete successfully in this industry. The Company competes with numerous local, regional and national providers of food packaging and food packaging supplies. Competition in this industry is based upon quality of metallized film, technological improvement, service and price. The Company believes it competes effectively with respect to each of these factors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

EMPLOYEES

  As of March 1, 1997, the Company had 43 full-time employees, of which four were executive officers, two of whom also perform research and development and marketing functions. A total of seven employees were involved with administration and the remaining were involved with manufacturing. None of the Company's employees are represented by a labor union. The Company considers its relationships with its employees to be satisfactory.

ITEM 2. DESCRIPTION OF PROPERTY.

  The Company maintains its principal executive offices and manufacturing operations in an approximate 30,000 square foot facility in Taunton, Massachusetts. The Company pays rent of approximately $17,000 per month, pursuant to its lease which expires on March 31, 2004, plus real estate taxes, which combined currently amounts to approximately $22,000 per month, and utilities.

  The Company believes that its facilities are adequate for its current needs and that adequate facilities for expansion, if required, are available at competitive rates.

ITEM 3. LEGAL PROCEEDINGS.

  The Company is not presently involved in any material pending litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matters were submitted to a vote of security-holders through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  The Company's Common Stock has been traded on the over-the-counter market through the National Association of Securities Dealers Automated Quotation System ("NASDAQ") since September 10, 1993. The Company's Common Stock is also traded on the Boston Stock Exchange (the "BSE"). On March 27 1997, the closing bid and ask prices for the Common Stock as reported by NASDAQ were $4.3125 and $4.50, respectively, per share. The Company's Class B Redeemable Common Stock Purchase Warrants (the "Class B Warrants) have been traded on the NASDAQ and the BSE since July, 1996. On March 27, 1997, the closing bid and ask prices for the Class B Warrants were $0.7813 and $1.00 respectively.

  For the periods indicated, the following table sets forth the range of high and low bid prices for the Common Stock as reported by NASDAQ from January 1, 1995. These prices reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

                                                  COMMON STOCK       CLASS B
                                                 --------------- ---------------
                                                  HIGH     LOW    HIGH     LOW
                                                 ------- ------- ------- -------
1995
  First Quarter................................. $ 4.125 $  2.25     --      --
  Second Quarter................................ $  3.50 $  1.75     --      --
  Third Quarter................................. $ 3.375 $  2.00     --      --
  Fourth Quarter................................ $ 3.375 $ 2.375     --      --
1996
  First Quarter................................. $ 6.625 $ 2.375     --      --
  Second Quarter................................ $ 6.375 $ 4.625     --      --
  Third Quarter................................. $  5.50 $  4.25 $1.5625 $ 0.875
  Fourth Quarter................................ $4.8125 $ 2.875 $  1.25 $  0.50
1997
  First Quarter................................. $ 6.125 $3.5625 $  1.75 $0.6875

DIVIDENDS

  The Company has never paid cash dividends. The Company currently expects to retain all future earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company's financing arrangement with a bank prohibits the payment of cash dividends by the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  During 1996, the Company established its position within the microwave food packaging industry as a result of entering into a patent assignment and licensing agreement with James River. The licensing agreement allowed the Company to market, produce, and sell certain products, such as ACCU-CRISP bags in quantities not previously attained. Prior to the granting of the licenses, sales of such products exposed the Company and its customers to possible patent infringement litigation from James River, thereby constraining such products' acceptance in the market. In 1996, the Company continued its efforts to develop its process capabilities in order to produce higher value-added products utilizing its proprietary technology. In 1996, the Company assigned its rights under certain patents to James River in return for (1) $1,200,000 in cash, (2) becoming a licensee for the use of 27 patents, including an exclusive license for certain home-use products employing the Safety Susceptor(TM) patent, and (3) entering into a supply arrangement which calls for certain minimum purchases from the Company subject to quality and other conditions. The Company also expanded its marketing efforts of ACCU-CRISP(R) Bags through an exclusive distributorship with a third party retail distributor who began airing an infomercial for this product in late 1996 in order to generate sales and begin selling to retail mass merchandisers.

  In May 1996, the Company temporarily modified the terms of its outstanding redeemable common stock purchase warrants (the "IPO Warrants") during a special exercise period such that each IPO Warrant enabled the holder to purchase one share of Common Stock at $5.00 per share and receive one Class B Redeemable Common Stock Purchase Warrant (a "Class B Warrant") for no additional consideration. Each Class B Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $5.00 per share until May 12, 1998. In July 1996, the Company received approximately $4,738,000 in net proceeds from exercises of the IPO Warrants during this special exercise period.

RESULTS OF OPERATIONS

 YEARS ENDED DECEMBER 31, 1996 AND 1995

  Total Revenue. Total revenue increased by 10.3% during 1996 to $10,523,000 compared to $9,541,000 in 1995. Product sales during 1996 were approximately $7,773,000 compared to $8,208,000 in 1995, a 5.3% decrease. Total revenue in 1996 included $2,750,000 related to the assignment of certain of the Company's patents to James River. Included in the revenue recognized under the assignment of the patents to James River was $1,550,000 representing the value of certain licenses received and $1,200,000 in cash received during 1996. Total revenue in 1995 included $1,308,000 of cost recovery billings to Printpack for overhead and other expenses incurred by the Company in support of certain minimum purchase requirements called for under an agreement. As expected, these cost recovery billings were discontinued in 1996 due to the termination of the Agreements between the Company and Printpack.

  Product sales to the capacitor industry totaled $5,650,000 during 1996 compared to $5,120,000 in 1995, 10.4% increase, due to higher unit shipments and slightly higher unit prices. Product sales to the standard food packaging industry totaled $505,000 during 1996 compared to $2,076,000 in 1995, a 75.7% decrease, due to the termination of the Company's Agreements with Printpack, the Company's primary customer in this product area. The Company has de-emphasized its marketing efforts in this market due to the relatively low margins associated with this market. Product sales of microwave food packaging products, including sales of ACCU-CRISP(R) Bags, totaled $1,275,000 in 1996 compared to $661,000 in 1995, a 92.9% increase, due to increased volumes of sales , partially offset by lower prices resulting from a change in product mix. Product sales to new applications markets, such as hologram, retroreflective materials and anti-theft devices, among others, totaled $343,000 in 1996 compared to $351,000 in 1995, a decrease of 2.3%.

  Cost of Revenues. Cost of revenues decreased to $7,387,000 in 1996 (95.0% of product sales) in 1996 from $7,857,000 (95.7% of product sales) in 1995. The decrease in cost of revenues is primarily the result of the large decline in sales of standard packaging materials from 1996 as compared to 1995, partially offset by increased shipments to the capacitor and microwave markets. The decrease in sales of relatively lower margin standard food packaging products combined with higher unit prices in the capacitor industry, partially offset by additional inventory reserves, led to a decrease in cost of revenues as a percentage of product sales.

  Gross Profit. Gross profit increased to $3,136,000 (29.8% of total revenue) in 1996 from $1,684,000 (17.7% of total revenue) in 1995 due primarily to the revenue generated by the assignment of certain patents to James River, partially offset by the non-recurrence of billings to Printpack for the recovery of overhead and other costs incurred by the Company in support of the Agreements. Gross profit from product sales increased to $386,000 (5.0% of product sales) in 1996 from $376,000 (4.6% of product sales) in 1995 due to higher prices and increase volume for capacitor products partially offset by increased reserves for excess and obsolete inventory.

  Selling, General and Administrative. Selling, general and administrative expenses increased to $1,378,000 (17.7% of product sales) in 1996 from $1,196,000 (14.6% of product sales) in 1995 due to a non-cash charge of approximately $95,000 recognized in connection with the issue of certain common stock purchase warrants, payroll expenses and professional fees.

  ACCU-CRISP(R) Development. ACCU-CRISP(R) development expenses were immaterial in 1996 compared to $46,000 in 1995. Development of the ACCU-CRISP(R) Bag was substantially completed in 1994. Expenses incurred in 1995 and 1996 related primarily to the identification of distribution channels, and for marketing and product refinements.

  Research and Development. Research and development expenses increased to $203,000 (2.6% of product sales) in 1996 from $185,000 (2.3% of product sales) in 1995 due to additional amortization expenses related to the acquisition of the James River licenses. The Company presently anticipates that it will amortize the value of the licenses received over periods ranging from 5 to 15 years. Research and development programs, primarily related to the Company's PMP process, were largely completed during 1994. During 1995 and 1996, the Company directed its R&D efforts at expanding its technical capacity to produce higher resolution metallized patterns at higher volumes for electronic, security, holographics, retroreflective and microwave materials.

  Operating Income. The Company generated operating income of $1,555,000 in 1996 compared to $257,000 in 1995. The increase in operating income is primarily the result of revenue recognized under the assignment of certain patents to James River and to a lesser extent, increased sales volume to the capacitor and microwave food packaging industries, partially offset by the non-recurrence of billings to Printpack for overhead and other costs, and to higher selling, general and administrative expenses.

  Interest Income (Expense). Interest income increased to $72,000 in 1996 from $14,000 in 1995 due to higher cash balances available for investment. Interest expense totaled $266,000 in 1996 compared to $265,000 in 1995.

  Other Expense. Other expense was $61,000 during 1996 compared to an insignificant amount in 1995. Other expense is primarily attributable to the amortization of the costs associated with the new financing arrangement with a bank and the write-down of capitalized patent costs associated with the assignment of certain patents to James River. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources".

  Net income. Net income increased to $1,300,000 in 1996 from $6,000 in 1995 as a result of the factors set forth above.

 YEARS ENDED DECEMBER 31, 1995 AND 1994

  Total Revenue. Total revenue increased to $9,541,000 in 1995 from $6,314,000, a 51.1% increase. Product sales totaled $8,208,000 in 1995 compared to $6,142,000 in 1994, a 33.6% increase. In 1995, the Company recognized revenues of approximately $1,308,000 related to billable costs under the Agreements with Printpack, representing cost recovery billings for overhead and other expenses incurred by the Company in support of specified minimum purchases from Printpack called for under the Agreements.

  Product sales to the capacitor industry totaled $5,120,000 during 1995 compared to $4,379,000 during 1994, a 16.9%, increase due to greater sales volume and, to a lesser extent, increases in unit prices. Sales of standard food packaging materials totaled $2,076,000 during 1995 compared to $1,067,000 during 1994, a 94.6% increase. Standard food packaging product sales to the Company's major customer, Printpack, were approximately $1,553,000 in 1995 compared to $1,067,000 in 1994, a 45.5% increase. Sales of microwave products totaled $661,000 during 1995 compared to $696,000 during 1994, a 5.0% decrease. The decrease was due to two large orders from "direct response" retailers for ACCU-CRISP(R) Bags during the third quarter of 1994 as compared to only one large order during 1995. Product sales to new application markets, such as hologram, retroreflective materials and anti-theft devices, among others, totaled $351,000 in 1995 compared to an insignificant amount during 1994. In 1994 the Company had royalty and other income of $172,000 derived from sales of ACCU-CRISP(R) Bags through a distributor.

  Cost of Revenues. Cost of revenues increased to $7,857,000 (95.7% of product sales) in 1995 from $5,861,000 (95.4% of product sales) in 1994. Cost of revenues during 1995 and 1994 include approximately $617,000 and $695,000, respectively, of overhead and other costs incurred by the Company in support of specified minimum purchases from Printpack called for under the Agreements. The termination of the Agreements did not cause any reduction of these costs and accordingly, the Company must generate sufficient revenues in future periods to cover these costs. The increase in cost of revenues is attributable to greater volume, and additional overhead in the form of additional staffing, facilities and depreciation expenses. Cost of revenues as a percentage of product sales increased slightly due to higher material process relative to sales prices, primarily for the capacitor market, partially offset by reduced fixed expenses as a percentage of product sales.

  Gross Profit. Gross profit increased to $1,684,000 (17.7% of total revenue) in 1995 from $453,000 (7.2% of total revenue) in 1994 due to the billings to Printpack for recovery of overhead and other expenses incurred by the Company in support of specified minimum purchases from Printpack called for under the Agreements. Gross profit from product sales increased to $351,000 (4.3% of product sales) in 1995 from $281,000 (4.6% of product sales) in 1994 due to additional product sales to the capacitor and packaging markets, partially offset by higher material costs.

  Selling, General and Administrative. Selling, general and administrative expenses declined to $1,196,000 (14.6% of product sales) in 1995 from $1,369,000 (22.3% of product sales) in 1994. Expenses during 1994 included increased write-offs of unrealizable patents and increases to allowance for doubtful accounts, which were not repeated during 1995. Also contributing to the reduction in expenses was a salary cost reduction program begun in the fourth quarter of 1994.

  ACCU-CRISP(R) Development. ACCU-CRISP(R) development expenses declined to $46,000 in 1995 from $519,000 in 1994. Development of the ACCU-CRISP(R) Bag was substantially completed during 1994. Expenses during 1995 related primarily to the identification of distribution channels, and for marketing and product refinements.

  Research and Development. Research and development expenses declined to $185,000 (2.3% of product sales) in 1995 from $450,000 (7.3% of product sales ) in 1994. Research and development programs, primarily relating to the Company's PMP process, were substantially completed during 1994. During 1995, the Company directed its research and development efforts primarily at expanding its technical capacity to produce higher resolution metallized patterns for electronics, security, holographics, retroreflective and microwave materials.

  Operating Income (Loss). The Company generated an operating income of $257,000 in 1995 compared to an operating loss of $1,885,000 during 1994. The increase in operating income was the result of billings to Printpack for overhead and other costs incurred in support of certain minimum purchases from Printpack called for under the Agreements, greater product sales volume, reduced research and development expenses and reduced selling, general and administrative expenses.

  Interest Income (Expense). Interest income declined to $14,000 in 1995 from $100,000 in 1994 as a result of lower cash balances available for investment. Interest expense increased to $265,000 in 1995 from $257,000 as a result of additional borrowings under the Company's line of credit.

  Net Income (Loss). Net income increased to $6,000 from a net loss of $1,809,000 as a result of the items set forth above, partially offset by lower interest income and the elimination of benefit from provision for income taxes.

LIQUIDITY AND CAPITAL RESOURCES

  The Company had working capital of $4,032,000 at December 31, 1996 compared to a working capital deficit of $1,381,000 at December 31, 1995. The working capital deficit at December 31, 1995 reflected the short-term classification of $1,225,000 due under an equipment lease with Printpack and $1,062,500 due under a term note agreement with a bank. The change in working capital position resulted from: the exercise of approximately 1,044,000 IPO Warrants in July 1996 resulting in net proceeds to the Company of approximately $4,738,000; the completion of the Company's bank refinancing which resulted in the reclassification of certain of the Company's indebtedness from current to non-current; and income from operations. Investments in marketable securities were $1,240,000 at December 31, 1996.

  Net cash used in operations of $1,421,000 in 1996 increased from net cash used in operations in 1995 of $224,000 due primarily to a reduction in accounts payable, the non-cash revenue recognized in connection with the assignment of certain patents to James River, and to increases in inventories and prepaid expenses. Capital expenditures totaled $398,000 in 1996 compared to $327,000 in 1995. Expenditures in 1996 continued to be primarily for upgrades to the productive capacity of existing equipment. The Company at present has no material commitments for additional purchases of capital equipment

  On July 8, 1996, the Company refinanced its term debt and revolving line of credit with a bank. The replacement term debt and revolving line of credit financing from the new bank allowed the Company to repay all amounts due the Company's former bank and to Printpack, described below. The Company's new revolving line of credit bears interest at the bank's prime rate of interest plus 3/4% and is secured by substantially all of the Company's assets. This revolving line of credit facility provides for borrowings up to a maximum of $3,000,000 based on the Company's eligible accounts receivable and inventory, and expires on July 8, 1999. As of December 31, 1996, the revolving line of credit had an outstanding balance of approximately $180,000 and bore interest at 9.0% per annum. The Company has a term loan with the same bank loan that bears interest at the bank's prime rate of interest plus 1%, is secured by substantially all of the Company's assets and matures on July 8, 1999. The term loan agreement calls for monthly principal payments of $43,333 plus accrued interest and a balloon payment of $1,083,333 on the maturity date. The term loan had a balance of approximately $2,365,000 on December 31, 1996 and bore interest at the rate of 9.25% per annum. At year-end, the Company was not in compliance with one of the covenants of the bank loans. The bank has agreed to waive that covenant until January 1, 1998.

  In May 1996, the Company commenced a special exercise period during which it temporarily reduced the number of redeemable common stock purchase warrants (the "IPO Warrants") required to purchase one share of Common Stock from two IPO Warrants to one IPO Warrant. In addition, any holder who exercised an IPO Warrant during the special exercise period also received one Class B Warrant for no additional consideration. Each Class B Warrant is exercisable at $5.00 per share until May 12, 1998. After the special exercise period, two IPO Warrants were again required to purchase one share of common stock. In July 1996, the Company received approximately $4,738,000 in net proceeds from exercises of approximately 1,044,000 IPO Warrants during this special exercise period.

  On March 25, 1996, the Company and Printpack entered into a written agreement which set forth the terms of the termination of the Agreements and the resolution of the outstanding billings totaling $1,308,000 for overhead and other expenses incurred by the Company in support of certain minimum purchases from Printpack called for in the Agreements. On July 8, 1996, the Company and Printpack consummated a new agreement under which Printpack relinquished its exclusive purchase rights to certain of the Company's patented products for microwave applications; transferred to the Company title of a high-capacity metallizer which the Company had been leasing from Printpack; and returned to the Company 297,610 shares of the Company's common stock it had purchased as part of the original Agreements. The Company paid $1,000,000 to Printpack; granted Printpack warrants to purchase 200,000 shares of the Company's common stock at $4.00 per share; and agreed not to pursue any claims the Company may have had pursuant to the $1,308,000 of cost recovery billings invoiced to Printpack in 1995.

  Management believes that its reserves of cash and cash equivalents and short-term investments, together with its working capital credit facilities and anticipated cash flows from operations, are sufficient to meet the Company's current cash requirements.

RECENT ACCOUNTING PRONOUNCEMENTS

  Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standard No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of". This standard establishes new guidelines regarding when impairment losses on long-lived assets, which include property and equipment, certain identifiable intangible assets and goodwill, should be recognized and how impairment should be measured. The Company assesses the recoverability of long-lived assets by determining the estimated future undiscounted cash flows from the related assets. The effect of the implementation of SFAS 121 did not materially impact the Company's 1996 financial statements.

  Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation". SFAS No. 123 allows the Company to account for its stock-based compensation plans based upon either a fair value method or the intrinsic value method previously followed by the Company. The Company has retained the intrinsic value method of accounting for stock-based compensation plans, and therefore, the adoption of SFAS No. 123 had no material impact on the Company's financial position or results of operations. As required by SFAS No. 123, the Company has disclosed the effects of applying the fair value method on net income and earnings per share on a pro forma basis (see Note 7 to the Consolidated Financial Statements).

  Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share" is effective for fiscal years ending after December 15, 1997. SFAS No. 128 establishes new standards for computing and presenting earnings per share. The effect of adopting SFAS No. 128 has not been estimated. The Company does not expect the adoption of SFAS No. 128 to have a material effect on its financial statements.

SEASONAL REVENUES

  Historically, the Company experienced lower sales to the electronic capacitor market during the third quarter, particularly in July. Based on market research conducted by the Company, it believes that demand for the Company's other products, including microwave food packaging, does not experience similarly timed seasonal variations and could, in the future, offset third quarter seasonal lower sales to the capacitor market.

INFLATION

  Several times during the last thirty-six months, suppliers of film used in the Company's products have experienced problems meeting demand that led to shortages and price increases. During 1996 supplies of film increased in quantities sufficient to meet demand and price increases abated.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  See Item 13 below and the index therein for a listing of the financial statements and supplementary data as filed as part of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  The Company has previously reported information relating to this item on Forms 8-K filed with the Securities and Exchange Commission on August 19, 1996 and February 20, 1997.

                                   PART III

  Items 9 through 12 are incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

  (a) (1) Financial Statements. The consolidated financial statements required to be filed in Item 8 herewith are as follows:

                                                                       PAGE
                                                                    -----------
   Report of Independent Certified Public Accountants BDO Seidman,
    L.L.P.........................................................          F-2
   Report of Independent Public Accountants Arthur Andersen,
    L.L.P.........................................................          F-3
   Consolidated Balance Sheets as of December 31, 1996 and 1995...          F-4
   Consolidated Statements of Operations for the years ended De-
    cember 31, 1996, 1995 and 1994................................          F-5
   Cosolidated Statements of Stockholders' Equity for the Years
    Ended December 31, 1996, 1995 and 1994........................          F-6
   Consolidated Statements of Cash Flows for the years ended De-
    cember 31, 1996, 1995 and 1994................................          F-7
   Notes to Consolidated Financial Statements.....................  F-8 to F-18

  (a) (2) The following exhibits are incorporated by references herein:

    (i) The following exhibit was filed as part of the Company's S-3 Registration Statement 33-98400) declared effective by the Securities and Exchange Commission on May 13, 1996, and is incorporated herein by reference:

 EXHIBIT
 NUMBER                                  TITLE
 -------                                 -----
    4a   Form of Warrant Agreement between the Company and American Securities
         Transfer, Incorporated with description of Warrant Certificate in-
         cluded

    (ii) The following exhibits, required by Item 601 of Regulation S-B, were filed with the Company's 10-KSB for the years ended December 31, 1994, and are herein incorporated by reference:

 EXHIBIT
 NUMBER                            TITLE
 -------                           -----
  *10gg  1994 Formula Stock Option Plan
   10hh  Security Agreement with Eastern Bank dated April 3, 1995

    (iii) The following exhibits were filed as part of the Company's SB-2 Registration Statement (33-66324-B) declared effective by the Securities and Exchange Commission on September 10, 1993, and are incorporated by reference herein:

 EXHIBIT
 NUMBER                                   TITLE
 -------                                  -----
   3a    Certificate of Incorporation.
   3b    Bylaws.
   3b(1) Revised Bylaws.
   3c    Certificate of Agreement of Merger between Advanced Dielectric
         Technologies, Inc., a Massachusetts corporation ("Advanced
         Dielectric") and the Company, date July 15, 1993.
   4a    Included in Exhibits 3a and 3b.
   4c    Form of Representative's Warrant Agreement with the Form of Warrant attached thereto.
   4d    Form of Warrant Agreement between the Company and American Securities
         Transfer, Incorporated (includes Specimen Warrant Certificate)
 *10q    Form of Employment Agreement between the Company and Glenn J. Walters.
 *10r    Form of Consulting Agreement between the Company and Gordon E.
         Walters.
  10s    Form of Employee Secrecy , Invention and Non-Competition Agreement
         between Advanced Dielectric Technologies, Inc. and certain employees.
 *10t    1993 Stock Option Plan
 *10u    Collaboration Agreement between Advanced Dielectric Technologies, Inc.
         and Officine Galileo, S.p.A. ("Galilieo"), dated December 19, 1986 and amended May 31, 1988.
  10u(1) Collaboration Agreement between Advanced Dielectric Technologies, Inc.
         ("Galilieo"), dated August 3, 1992.
  10v    Transfer of Technology Agreement between Advanced Dielectric and
         Centro Tecnologie Del Vuoto, dated June 18, 1993.
  10w    Securities Purchase Agreement between Advanced Dielectric, Glenn J.
         Walters, Printpack Enterprises, Inc. ("Printpack") and Gordon E.
         Walters, dated September 1992.
  10x    New Metallizer Agreement between Advanced Dielectric and Printpack, dated September 1992
  10y    Purchase and Tolling Agreement between Advanced Dielectric and
         Printpack date September 1992
  10z    Lease between Advanced Dielectric and Condyne Realty Inc., f/k/a/ CD-
         Tech Realty Trust, Dated September 4, 1985 and modified June 28, 1991.
  10dd   Demand Loan and Security Agreement between the Company and Eastern
         Bank, dated July 29, 1993.
  10ee   Supplemental Loan and Security Agreement between the Company and
         Eastern Bank, dated July 29, 1993.
 EXHIBIT
 NUMBER                                   TITLE
 -------                                  -----
  10ff   Secured Term Note in the Original Principal Amount of $1,500,000
         between the Company and Eastern Bank dated July 29, 1993.
  28a    Form of Agreement between the Representative and the Company's officers, directors and Stockholders with respect to the
         transferability of shares.
  28b    Form of Financial Advisory and Consulting Agreement between the
         Company and the Representative.

--------
* These reports relate to a management control or compensatory plan or arrangement.

  (b) Reports on Form 8-K: Not applicable.

                                  SIGNATURES

  IN ACCORDANCE WITH SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Advanced Deposition Technologies,
                                           Inc.

                                                   /s/ Glenn J. Walters
                                          By: _________________________________
                                                     GLENN J. WALTERS
                                                         PRESIDENT

Date: March 31, 1997

  IN ACCORDANCE WITH SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                NAME                         CAPACITY                DATE

        /s/ Gordon E. Walters          Chairman of the          March 31, 1997
-------------------------------------   Board of Directors
          GORDON E. WALTERS

        /s/ Glenn J. Walters           President and Chief      March 31, 1997
-------------------------------------   Executive Officer
          GLENN J. WALTERS

       /s/ Charles R. Buffler          Director                 March 31, 1997
-------------------------------------
         CHARLES R. BUFFLER

         /s/ Robert M. Pozzo           Director                 March 31, 1997
-------------------------------------
           ROBERT M. POZZO

         /s/ John J. Moroney           Director                 March 31, 1997
-------------------------------------
           JOHN J. MORONEY

        /s/ Salvatore D'Amato          Director                 March 31, 1997
-------------------------------------
          SALVATORE D'AMATO

         /s/ Mark R. Thomas            Chief Financial          March 31, 1997
-------------------------------------   Officer
           MARK R. THOMAS

             ADVANCED DEPOSITION TECHNOLOGIES, INC. AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants--BDO Seidman,
 LLP..............................................................         F-2
Report of Independent Public Accountants--Arthur Andersen, LLP....         F-3
Consolidated Financial Statements:
  Balance sheets..................................................         F-4
  Statements of operations........................................         F-5
  Statements of stockholders' equity..............................         F-6
  Statements of cash flows........................................         F-7
  Notes to financial statements................................... F-8 to F-18

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Advanced Deposition
 Technologies, Inc.

  We have audited the accompanying consolidated balance sheet of Advanced Deposition Technologies, Inc. and subsidiary as of December 31, 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced Deposition Technologies, Inc. and subsidiary at December 31, 1996, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                                    BDO Seidman, LLP

Boston, Massachusetts
February 14, 1997

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Advanced Deposition
 Technologies, Inc.

  We have audited the accompanying consolidated balance sheet of Advanced Deposition Technologies, Inc. and subsidiary (a Delaware corporation) as of December 31, 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing procedures. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for an opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced Deposition Technologies, Inc. and subsidiary as of December 31, 1995, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

                                          Arthur Andersen LLP

Boston, Massachusetts
March 26, 1996 (except with respect
 to the matters discussed in Note 3, as to which the date is July 8, 1996)

             ADVANCED DEPOSITION TECHNOLOGIES, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                          DECEMBER 31,
                                                    --------------------------
                                                        1996          1995
                                                    ------------  ------------
                                                      (IN THOUSANDS, EXCEPT
                                                    SHARE AND PER SHARE DATA)
ASSETS (NOTE 3)
Current assets:
  Cash and cash equivalents (Note 2(c))............ $      1,170  $         98
  Restricted cash (Notes 2(d) and 3)...............          --            500
  Investment in marketable securities (Note 2(e))..        1,240           --
  Amounts receivable from Printpack Enterprises,
   Inc. (Note 5)...................................          --          1,321
  Accounts receivable, net of allowance for doubt-
   ful accounts of $136 and $137 in 1996 and 1995,
   respectively....................................        1,453         1,451
  Inventories (Note 2(f))..........................        1,667         1,492
  Prepaid expenses and other.......................          123            16
                                                    ------------  ------------
    Total current assets...........................        5,653         4,878
                                                    ------------  ------------
Property and equipment, at cost (Note 2(g)):
  Machinery and equipment..........................        7,256         5,419
  Furniture and fixtures...........................          320           338
  Equipment under capital lease obligations........           30         1,526
  Leasehold improvements...........................          264           257
                                                    ------------  ------------
                                                           7,870         7,540
  Less--accumulated depreciation and amortization..        2,681         2,261
                                                    ------------  ------------
    Net property and equipment.....................        5,189         5,279
                                                    ------------  ------------
Other assets, net of accumulated amortization
 (Notes 2(h) and 6)................................        1,740           177
                                                    ------------  ------------
    Total assets................................... $     12,582  $     10,334
                                                    ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Revolving line of credit (Note 3)................ $        180  $      1,499
  Amount due Printpack Enterprises, Inc. (Note 5)..          --          1,225
  Accounts payable.................................          802         2,366
  Accrued expenses.................................          113           100
  Current maturities of long-term obligations (Note
   3)..............................................          526         1,069
                                                    ------------  ------------
    Total current liabilities......................        1,621         6,259
                                                    ------------  ------------
Long-term obligations, net of current maturities
 (Note 3)..........................................        1,854            17
                                                    ------------  ------------
Commitments (Note 4)
STOCKHOLDERS' EQUITY (NOTE 7):
  Preferred stock, $.01 par value, authorized--
   1,000,000 shares, issued and outstanding--none..          --            --
  Common stock, $.01 par value, authorized--
   10,000,000 and 5,500,000 shares, issued--
   4,226,910 and 3,152,828, outstanding--3,919,300
   and 3,142,828 in 1996 and 1995, respectively....           42            32
  Common stock purchase warrants...................        1,691            78
  Additional paid-in capital.......................        9,289         6,068
  Accumulated deficit..............................         (788)       (2,088)
                                                    ------------  ------------
                                                          10,234         4,090
  Less treasury stock, 307,610 and 10,000 shares,
   respectively....................................       (1,127)          (32)
                                                    ------------  ------------
    Total stockholders' equity.....................        9,107         4,058
                                                    ------------  ------------
    Total liabilities and stockholders' equity..... $     12,582  $     10,334
                                                    ============  ============

          See accompanying notes to consolidated financial statements.

             ADVANCED DEPOSITION TECHNOLOGIES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                      DECEMBER 31,
                                            ----------------------------------
                                               1996        1995        1994
                                            ----------  ----------  ----------
                                                 (IN THOUSANDS, EXCEPT
                                               SHARE AND PER SHARE DATA)
Revenues (Notes 2(k) and 10):
  Product sales...........................  $    7,773  $    8,208  $    6,142
  Royalties, license and other (Note 6)...       2,750          25         172
  Billable costs under Printpack agree-
   ments (Note 5).........................         --        1,308         --
                                            ----------  ----------  ----------
    Total revenues........................      10,523       9,541       6,314
Cost of revenues..........................       7,387       7,857       5,861
                                            ----------  ----------  ----------
    Gross profit..........................       3,136       1,684         453
Selling, general and administrative ex-
 penses...................................       1,378       1,196       1,369
Accucrisp development expenses............         --           46         519
Research and development expenses (Note
 2(l))....................................         203         185         450
                                            ----------  ----------  ----------
    Operating income (loss)...............       1,555         257      (1,885)
Interest income...........................          72          14         100
Interest expense..........................        (266)       (265)       (257)
Other expense, net........................         (61)        --          --
                                            ----------  ----------  ----------
    Income (loss) before benefit from in-
     come taxes...........................       1,300           6      (2,042)
Benefit from income taxes (Notes 2(i) and
 8).......................................         --          --          233
                                            ----------  ----------  ----------
    Net income (loss).....................  $    1,300  $        6  $   (1,809)
                                            ==========  ==========  ==========
Income (loss) per common share (Note
 2(m))....................................  $     0.37  $     0.00  $    (0.59)
                                            ==========  ==========  ==========
Weighted average common shares outstanding
 (Note 2(m))..............................   3,519,025   3,205,566   3,071,530
                                            ==========  ==========  ==========


          See accompanying notes to consolidated financial statements.

             ADVANCED DEPOSITION TECHNOLOGIES, INC. AND SUBSIDIARY

        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NOTES 5 AND 7)

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                            COMMON STOCK       COMMON
                         --------------------  STOCK   ADDITIONAL ACCUMU-                TOTAL
                         NUMBER OF    $.01    PURCHASE  PAID-IN    LATED   TREASURY  STOCKHOLDERS'
                          SHARES    PAR VALUE WARRANTS  CAPITAL   DEFICIT   STOCK       EQUITY
                         ---------  --------- -------- ---------- -------  --------  -------------
                                    (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Balance, December 31,
 1993................... 3,051,874    $ 31     $   78    $6,063   $  (285) $   --       $ 5,887
  Exercise of stock
   options..............    79,715     --         --        --        --       --           --
  Net loss..............       --      --         --        --     (1,809)     --        (1,809)
                         ---------    ----     ------    ------   -------  -------      -------
Balance, December 31,
 1994................... 3,131,589      31         78     6,063    (2,094)     --         4,078
  Exercise of stock
   options..............    21,239       1        --          5       --       --             6
  Purchase of treasury
   stock................   (10,000)    --         --        --        --       (32)         (32)
  Net income............       --      --         --        --          6      --             6
                         ---------    ----     ------    ------   -------  -------      -------
Balance, December 31,
 1995................... 3,142,828      32         78     6,068    (2,088)     (32)       4,058
  Issuance of common
   stock purchase war-
   rants................       --      --       1,613    (1,518)      --       --            95
  Exercise of common
   stock purchase war-
   rants................ 1,044,425      10        --      4,728       --       --         4,738
  Exercise of stock
   options..............    29,657     --         --         11       --       --            11
  Purchase of treasury
   stock................  (297,610)    --         --        --        --    (1,095)      (1,095)
  Net income............       --      --         --        --      1,300      --         1,300
                         ---------    ----     ------    ------   -------  -------      -------
Balance, December 31,
 1996................... 3,919,300    $ 42     $1,691    $9,289   $  (788) $(1,127)     $ 9,107
                         =========    ====     ======    ======   =======  =======      =======


          See accompanying notes to consolidated financial statements.

             ADVANCED DEPOSITION TECHNOLOGIES, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 11)

                                                   YEARS ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1996      1995      1994
                                                  --------  --------  --------
                                                        (IN THOUSANDS)
Cash flows from operating activities:
 Net income (loss)............................... $  1,300  $      6  $ (1,809)
 Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating
  activities:
  Income recognized under James River Corporation
   Agreements....................................   (1,550)      --        --
  Compensation expense relating to issuance of
   common stock purchase warrants................       95       --        --
  Billable costs under Printpack Agreements......      --     (1,308)      --
  Depreciation and amortization..................      569       501       405
  Deferred income taxes..........................      --        --       (233)
  Changes in assets and liabilities:
   Accounts receivable...........................       (2)       43      (347)
   Inventories...................................     (175)     (388)     (466)
   Prepaid expenses and other....................     (107)        7       (23)
   Accounts payable..............................   (1,564)      935       255
   Accrued expenses..............................       13       (20)       65
                                                  --------  --------  --------
    Net cash provided by (used in) operating
     activities..................................   (1,421)     (224)   (2,153)
                                                  --------  --------  --------
Cash flows from investing activities:
 Purchases of property and equipment.............     (398)     (327)     (700)
 (Increase) decrease in investment in marketable
  securities.....................................   (1,240)    1,133     1,770
 (Increase) decrease in other assets.............      (94)      (73)       63
                                                  --------  --------  --------
    Net cash provided by (used in) investing
     activities..................................   (1,732)      733     1,133
                                                  --------  --------  --------
Cash flows from financing activities:
 Net proceeds (repayments) under demand note
  payable to a bank..............................   (1,319)      130     1,119
 Borrowings (repayments) of long-term
  obligations....................................    1,294      (192)     (192)
 Proceeds from exercise of common stock purchase
  warrants, net of expenses......................    4,738       --        --
 Proceeds from exercise of common stock options..       11         6       --
 Purchase of treasury stock......................     (999)      (32)      --
                                                  --------  --------  --------
    Net cash provided by (used in) financing ac-
     tivities....................................    3,725       (88)      927
                                                  --------  --------  --------
Net increase (decrease) in cash and cash
 equivalents.....................................      572       421       (93)
Cash and cash equivalents, beginning of year.....      598       177       270
                                                  --------  --------  --------
Cash and cash equivalents, end of year........... $  1,170  $    598  $    177
                                                  ========  ========  ========

          See accompanying notes to consolidated financial statements.

             ADVANCED DEPOSITION TECHNOLOGIES, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. OPERATIONS

  Advanced Deposition Technologies, Inc. (the "Company") is engaged in the business of manufacturing metalized films primarily for the electronics and food packaging industries.

2. SIGNIFICANT ACCOUNTING POLICIES

  The accompanying consolidated financial statements reflect the application of certain significant accounting policies, including those described below.

 (a) Estimates and Assumptions

  The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 (b) Principles of Consolidation

  The accompanying consolidated financial statements include the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

 (c) Cash and Cash Equivalents

  The Company considers all investments purchased with original maturities of less than three months to be cash equivalents.

  Cash and cash equivalents consist of the following (in thousands):

                                                                   DECEMBER 31,
                                                                   --------------
                                                                    1996   1995
                                                                   ------- ------
   Cash........................................................... $   218 $ 98
   Cash equivalents...............................................     952   --
                                                                   ------- ----
                                                                   $ 1,170 $ 98
                                                                   ======= ====

 (d) Restricted Cash

  At December 31, 1995, the Company had pledged $500,000 of cash as collateral against its revolving line of credit (see Note 3).

 (e) Investment in Marketable Securities

  Effective in 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which requires that debt and marketable equity securities be classified as trading, available-for-sale or held-to-maturity. Available-for-sale securities are reported in the balance sheet at fair value with unrealized gains or losses included in a separate component of stockholders' equity. Realized gains and losses are recognized in the results of operations.

  As of December 31, 1996 and 1995, investments in marketable securities, which are classified as available-for-sale and recorded at fair value which approximates cost, consisted of the following (in thousands):

                                                                     1996  1995
                                                                    ------ ----
   Obligations of the United States Government..................... $1,143 $--
   Corporate obligations...........................................     97  --
                                                                    ------ ----
                                                                    $1,240 $--
                                                                    ====== ====

             ADVANCED DEPOSITION TECHNOLOGIES, INC. AND SUBSIDIARY

  All of the Company's investments in debt securities mature within one year.

 (f) Inventories

  Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                                                   1996   1995
                                                                  ------ ------
   Raw materials................................................. $1,283 $1,234
   Work in process and finished goods............................    751    525
                                                                  ------ ------
                                                                   2,034  1,759
   Less: Reserve for obsolescence                                    367    267
                                                                  ------ ------
     Total....................................................... $1,667 $1,492
                                                                  ====== ======

  Work in process and finished goods include materials, labor and manufacturing overhead.

 (g) Property and Equipment

  Property and equipment is stated at cost. The Company provides for depreciation and amortization by charges to operations over the estimated useful lives of property and equipment using the straight-line and units-of-production methods as follows:

                                                                    ESTIMATED
   CLASSIFICATION                                                  USEFUL LIFE
   --------------                                                 --------------
   Machinery and equipment.......................................    15 years
   Furniture and fixtures........................................    5 years
   Equipment under capital leases................................ Terms of lease
   Leasehold improvements........................................ Terms of lease

 (h) Licenses, Patents and Trademarks

  During 1996, the Company acquired several licenses which allow the Company to manufacture and market products under certain patents (see Note 6). The Company capitalizes the costs of obtaining patents and trademarks and is amortizing such costs over a five-year period. As described in Note 6, certain license agreements are being amortized over 14 years, the remaining life of the patents which underly such licenses. Licenses, patent and trademark costs, net of accumulated amortization of $179 and $163, are included in other assets in the accompanying consolidated balance sheets at December 31, 1996 and 1995, respectively.

 (i) Income Taxes

  The Company provides for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under the liability method specified by SFAS No. 109, a deferred tax asset or liability is determined based on the difference between the financial statement and tax bases of assets and liabilities, as measured by the enacted rates assumed to be in effect when these differences reverse.

 (j) Postretirement Benefits

  The Company does not have any obligations for postretirement benefits under SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," as it does not currently offer such benefits.

             ADVANCED DEPOSITION TECHNOLOGIES, INC. AND SUBSIDIARY

 (k) Revenue Recognition

  The Company recognizes revenues on its product sales upon shipment and on royalties and license fees as earned. Revenues were recognized for cost recovery billings under the Printpack Agreements in 1995 when Printpack agreed in principle to compensate the Company for these billings (Note 5).

 (l) Research and Development Expenses

  The Company charges research and development expenses to operations as incurred.

 (m) Income (Loss) Per Common Share

  Income (loss) per common share has been determined by dividing net income
(loss) by the weighted average common shares outstanding during the year.

  Common stock equivalents have been calculated in accordance with the treasury stock method and are included for all periods where their effect is dilutive.

 (n) Financial Instruments

  The estimated fair value of the Company's financial instruments, which include marketable securities, accounts receivable, accounts payable, and notes payable approximates their carrying value.

 (o) New Accounting Pronouncements

  Effective January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". The new standard establishes new guidelines regarding when impairment losses on long-lived assets, which include property and equipment, certain identifiable intangible assets and goodwill, should be recognized and how impairment losses should be measured. The Company assesses the recoverability of long-lived assets by determining the estimated future undiscounted cash flows from the related assets. The effect of the implementation of SFAS No. 121 was not material to the Company's 1996 financial statements.

  Effective January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 allows the Company to account for its stock-based compensation plans based upon either a fair value method or the intrinsic value method previously followed by the Company. The Company has retained the intrinsic value method of accounting for stock-based compensation plans, and therefore, the adoption of SFAS No. 123 had no impact on the Company's financial position or results of operations. As required by SFAS No. 123, the Company has disclosed the effects of applying the fair value method on net income and earnings per share on a pro forma basis (see Note 7).

  Statement of Financial Accounting Standards No. 128, "Earnings Per Share", issued by the Financial Accounting Standards Board is effective for financial statements for fiscal years ending after December 15, 1997. The new standard establishes standards for computing and presenting earnings per share. The Company does not expect the adoption of this standard to have a material effect on its financial statements.

  The effect of adopting Statement of Financial Accounting Standards No. 128 ("FAS No. 128") has not been estimated. The Company is required to adopt the disclosure requirements of FAS No. 128 during the year ended December 31, 1997.

3. REVOLVING LINE OF CREDIT AND LONG TERM OBLIGATIONS

  The Company's previous revolving line of credit facility (the "Previous Line of Credit") expired on December 31, 1995. Under the terms of the Previous Line of Credit agreement, the Company's previous term

             ADVANCED DEPOSITION TECHNOLOGIES, INC. AND SUBSIDIARY note (the "Previous Term Note") with the same bank also became due. The bank had agreed to allow the Company until June 30, 1996 to repay its indebtedness to the bank. The balances outstanding on December 31, 1995 on the Previous Line of Credit and Previous Term Note were $1,499,000 and $1,062,500, respectively, and were classified as current liabilities in the accompanying consolidated balance sheet. The Company had $500,000 of cash pledged as collateral against the Previous Line of Credit. The Company had been seeking new debt and equity financing to provide sufficient funds to repay all amounts due to the bank and to Printpack (see Note 5).

  On July 8, 1996, the Company entered into a new financing agreement (the "New Financing Agreement") which includes a line of credit (the "New Line of Credit") and a term note (the "New Term Note").

  The New Line of Credit allows the Company to borrow up to the lesser of $3,000,000 or the borrowing base as defined in the New Financing Agreement and bears interest at a rate of .75% above the lender's prime lending rate (9.0% at December 31, 1996). As of December 31, 1996, borrowings under the New Line of Credit were approximately $180,000.

  The Company borrowed $2,600,000 under the New Term Note which bears interest at a rate of 1% above the lender's prime lending rate (9.25% at December 31, 1996). The New Term Note is payable in thirty-five monthly principal payments of $43,333 plus interest with the final principal payment of $1,083,333 due on the maturity date. As of December 31, 1996, the balance due on the New Term Note was $2,365,333.

  The New Financing Arrangement includes certain financial covenants which must be maintained by the Company. Such financial covenants include a minimum tangible net worth, a maximum debt to equity ratio, and a minimum level of working capital. As of December 31, 1996, the Company is in default of the minimum tangible net worth covenant. The Company has received written notificiation from the lender which waives the event of default through January 1, 1998.

  The New Line of Credit and the New Term Loan are secured by all of the Company's assets and mature on July 8, 1999.

  The Company has also leased certain equipment under a capital lease. As of December 31, 1996, the Company's outstanding obligation under the lease is $15,349, of which $6,508 is classified as current.

4. COMMITMENTS

  The Company leases its facilities, vehicles and other equipment under operating leases that expire through March 2004. The Company has an option to purchase the land and facility at fair market value should the lessor offer the facility for sale. Future minimum lease payments as of December 31, 1996 were as follows (in thousands):

   FISCAL YEAR                                                            AMOUNT
   -----------                                                            ------
   1997.................................................................. $  223
   1998..................................................................    217
   1999..................................................................    214
   2000..................................................................    207
   2001..................................................................    207
   Thereafter............................................................    465
                                                                          ------
     Total............................................................... $1,533
                                                                          ======

  Rent expense included in the accompanying consolidated statements of operations is approximately $237, $231 and $168 for 1996, 1995 and 1994, respectively.

             ADVANCED DEPOSITION TECHNOLOGIES, INC. AND SUBSIDIARY

5. AGREEMENTS WITH PRINTPACK ENTERPRISES, INC.

  In September 1992, the Company entered into three agreements (collectively "the Agreements") with Printpack Enterprises, Inc. ("Printpack"), a flexible packaging supplier to food companies. Under the Securities Purchase Agreement, the Company sold 297,610 shares of its common stock to Printpack for $250,000. Under the Purchase and Tolling Agreement, the Company granted Printpack the exclusive right to purchase and sell certain flexible microwave packaging products within North America for five years.

  The Purchase and Tolling Agreement also set forth specified minimum purchase requirements and pricing terms for product sales. Under the Equipment Lease Agreement, Printpack leased a vacuum metalizer to the Company. The Company accounted for this lease as a capital lease. Printpack did not meet the specified minimum purchase requirements called for under the Agreements, and as a result, in 1995, the Company billed Printpack $1,308,000 for overhead and other costs incurred to support the specified minimum purchases from Printpack called for under the Agreements. In 1995, the Company and Printpack agreed in principle to terminate the Agreements. On March 25, 1996, the Company and Printpack entered into a written agreement setting forth the terms of the termination of the Agreements. The new agreement called for Printpack to relinquish its exclusive purchase rights to certain of the Company's patented products for microwave applications; to transfer to the Company, title to the new metalizer it had been leasing to the Company; and to return to the Company 297,610 shares of the Company's common stock it had purchased as part of the Agreements. The Company paid to Printpack $1,000,000; granted 200,000 options to Printpack to purchase the Company's stock at $4.00 per share; and agreed not to pursue any claims the Company may have had pursuant to the terms of the Agreement, including the $1,308,000 of cost recovery billings for overhead and other expenses incurred by the Company to support the specified minimum purchases requirements from Printpack called for under the Agreements. As a result of the Agreements, the Company removed the amount due from Printpack of $1,321,000 and the amount due to Printpack of $1,225,000 from its balance sheet. In addition, the Company recorded the approximate market value of the 297,610 shares acquired and 200,000 options issued of $1,095,000 as a reduction of the Company's stockholders' equity. The Company did not recognize any gain or loss in its statement of operations as a result of these Agreements.

6. AGREEMENT WITH JAMES RIVER CORPORATION

  During 1996, the Company was notified by James River that the Company's Fuse Susceptor patents, used in the development of microwave food packaging products, were potentially infringing upon James River's Seiferth patents. So as to avoid potential patent infringement litigation, the Company entered into a Patent Assignment, Licensing and Supply Agreement (the "James River Agreement") with James River during 1996. Under the James River Agreement, the Company assigned its rights under certain patents related to microwave products (the "Assigned Patents") to James River. In return, James River (1) paid $1,200,000 in cash to the Company, (2) granted to the Company licenses to utilize 27 patents, and (3) entered into a supply agreement whereby James River agreed to purchase specified minimum quantities of metalized film from the Company, subject to certain quality standards and other conditions, for a period of five years. Pursuant to the patent assignment, James River will remit to the Company a portion of the royalties it collects from licensees who produce products covered under the assigned Patents. The Company will pay a royalty for its sales of products covered under patents included in the James River Agreement, except for products covered under the Assigned Patents. The James River Agreement also grants to the Company the exclusive right to sell home use products covered under the Assigned Patents. The Company relied on an independent appraiser of intellectual properties to determine the financial value of the licenses granted to it under the James River Agreement. The licenses were valued at $1,550,000 and are being amortized over 14 years, the remaining life of the underlying patents.

             ADVANCED DEPOSITION TECHNOLOGIES, INC. AND SUBSIDIARY

7. STOCK OPTIONS AND WARRANTS

  The Company has a stock option plan (the "Plan") under which employees, including Directors who are employees, may be granted options to purchase shares of the Company's common stock at not less than fair market value on the date of the grant, as determined by the Board of Directors. The Plan also allows for the issuance of nonqualified stock options to employees and nonemployees at prices that are less than fair market value. Options granted under the Plan are exercisable for up to a 10-year period from the date of grant. During 1996, the Company increased the number of shares reserved for issuance under the Plan from 300,000 to 800,000.

  The Company accounts for its stock-based compensation plans using the intrinsic value method. Accordingly, no compensation cost has been recognized. Had compensation cost for the Company's stock options been determined based on the fair value method, using an option pricing model, in accordance with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                   1996   1995
                                                                  ------ ------
   Net income (loss) (in thousands):
     As reported................................................. $1,300 $    6
     Pro forma...................................................  1,276    (33)
   Income per common share:
     As reported................................................. $ 0.37 $ 0.00
     Pro forma...................................................   0.36  (0.01)

  The Company's weighted-average assumptions used in the pricing model and resulting fair values were as follows:

                                                                  1996    1995
                                                                 ------  ------
   Risk free rate...............................................   6.44%   6.34%
   Expected dividend yield......................................    --      --
   Expected option life (in years)..............................   7.00    7.86
   Expected stock price volatility..............................  35.00%  35.00%
   Grant date value............................................. $ 2.52  $ 1.25

             ADVANCED DEPOSITION TECHNOLOGIES, INC. AND SUBSIDIARY

  Stock options activity of the Company, including activity under the Plan, for the years ended December 31, 1994, 1995 and 1996, are as follows:

                                          EXERCISE    WEIGHTED AVERAGE
                              NUMBER OF     PRICE      EXERCISE PRICE
                               SHARES     PER SHARE      PER SHARE
                              --------- ------------- ----------------
   Outstanding at December
    31, 1993.................  273,217  $  0.27--5.00      $1.66
     Granted.................  141,500     3.50--5.44       3.65
     Exercised...............  (90,000)          0.80       0.80
     Canceled................  (37,000)    3.00--5.00       3.65
                               -------  -------------      -----
   Outstanding at December
    31, 1994.................  287,717     0.27--5.44       2.16
     Granted.................   68,000     2.00--2.75       2.40
     Exercised...............  (21,239)    0.27--0.53       0.30
     Canceled................  (54,300)    2.00--4.07       3.82
                               -------  -------------      -----
   Outstanding at December
    31, 1995.................  280,178     0.27--5.44       2.04
     Granted.................   10,000           4.47       4.47
     Exercised...............  (31,230)          0.53       0.53
     Canceled................   (6,400)    0.53--2.75       1.02
                               -------  -------------      -----
   Outstanding at December
    31, 1996.................  252,548  $  0.27--5.44      $2.35
                               =======  =============      =====
                                         EXERCISABLE
     OPTIONS EXERCISABLE      NUMBER OF  PRICE RANGE      WEIGHTED
     AT YEAR-END               SHARES     PER SHARE    AVERAGE PRICE
     -------------------      --------- ------------- ----------------
     1994....................  133,619  $0.27 - $5.44      $2.05
     1995....................  150,778  $0.27 - $5.44      $1.88
     1996....................  178,448  $0.27 - $5.44      $2.25
                               =======  =============      =====

  As of December 31, 1996, 1995 and 1994, the Company had 547,452; 19,822; and
12,286 shares available for future grants of options under the Plan.

  All options, granted under the Plan during 1996 and 1995, were granted with exercise prices equal to the fair market vlaue of the Company's common stock on the date of the grant.

  The following table summarizes information about stock options outstanding at December 31, 1996:

   Range of Exercise Prices:                               $0.27  $2.08  $4.07
                                                            to     to     to
                                                           $2.00  $2.88  $5.44
                                                         ------- ------ ------
   Outstanding options:
      Number outstanding at December 31, 1996........... 169,748 56,300 26,500
     Weighted average remaining contractual life
      (years)...........................................     6.5    6.3    4.2
     Weighted average exercise price....................   $1.96  $2.46  $4.30
   Exercisable options:
      Number outstanding at December 31, 1996........... 129,748 29,700 19,000
     Weighted average remaining contractual life
      (years)...........................................     6.4    5.0    3.2
     Weighted average exercise price....................   $1.95  $2.27  $4.23
                                                         ======= ====== ======

  On October 31, 1994, the President of the Company exercised options to purchase 90,000 shares of common stock by tendering 10,285 previously purchased shares of common stock to the Company. The 10,285 shares were retired by the Company.

             ADVANCED DEPOSITION TECHNOLOGIES, INC. AND SUBSIDIARY

  During 1996, an employee of the Company exercised options to purchase 10,149 shares of common stock by tendering 1,573 previously purchased shares of common stock to the Company. The 1,573 shares were then retired by the Company.

  As of December 31, 1995 the Company had 1,150,000 redeemable common stock purchase warrants (The "IPO Warrants") outstanding. Two IPO Warrants entitled the holder to purchase one share of common stock at $7.00 per share. In 1995, the exercise price of the IPO Warrants was reduced to $5.00 per share. In May 1996, the Company commenced a special exercise period during which each IPO Warrant entitled the holder to purchase one share of common stock and to receive one additional warrant (The "Class B Warrants") at no additional cost. The Company received approximately $4,738,000 in net proceeds during the special exercise period which ended in July 1996. As of December 31, 1996 the Company had 132,084 IPO Warrants outstanding. Each IPO Warrant is exercisable at $5.00 per share and expires on March 8, 1997. Also as of December 31, 1996, the Company had 1,044,425 Class B Warrants outstanding. Each Class B Warrant entitles the holder to one share of common stock at $5.00 per share and expires on May 12, 1998.

  During 1996, the Company entered into a consulting agreement with an unrelated party. As part of the compensation paid, the Company issued 66,670 common stock purchase warrants. Each warrant allows the holder to acquire one share of common stock at $3.375 per share and is exercisable through March, 1998. The value of these warrants of approximately $95,000 is included within the accompanying consolidated statement of operations and consolidated statement of stockholders' equity for the year ended December 31, 1996.

8. BENEFIT FROM INCOME TAXES

  The benefit from income taxes for the years ended December 31, 1996, 1995 and 1994 consisted of the following (in thousands):

                                                                1996  1995  1994
                                                                ----- ----- ----
Deferred tax benefit:
  Federal...................................................... $ --  $ --  $139
  State........................................................   --    --    94
                                                                ----- ----- ----
                                                                $ --  $ --  $233
                                                                ===== ===== ====

  The approximate tax effect of each type of temporary difference and carryforward which gives rise to the Company's deferred tax (liability) asset as of December 31, 1996 and 1995 is as follows (in thousands):

                                                 DEFERRED (LIABILITY) ASSET
                                                 ----------------------------
                                                     1996           1995
                                                 -------------  -------------
   Depreciation................................. $      (1,216) $      (1,053)
   Net operating loss and tax credit
    carryforwards...............................         1,181          1,437
   Inventory and other reserves.................           173            159
   Other........................................            55             46
   Valuation reserve............................          (193)          (589)
                                                 -------------  -------------
                                                 $         --   $         --
                                                 =============  =============

  At December 31, 1996, the Company had Federal and state income tax carryforwards for income tax purposes of $2,714,000 and $1,087,000, respectively. The Company also has tax credit carryforwards of $155,000, expiring at various dates through 2010. The Tax Reform Act of 1986 contains provisions that limit the net operating loss carryforwards available to be used in any given year in the event of certain changes in ownership.

             ADVANCED DEPOSITION TECHNOLOGIES, INC. AND SUBSIDIARY

  The difference between income taxes provided at the Company's effective tax rate and the Federal statutory rate is as follows:

                                                            1996   1995  1994
                                                            -----  ----  -----
   Federal tax (benefit) at statutory rate................. $ 442  $  2  $(694)
   Change in valuation reserve.............................  (396)  --     --
   Other...................................................   (46)  --     --
   Utilization of net operating losses.....................   --     (2)   --
   Losses without tax benefit..............................   --    --     461
                                                            -----  ----  -----
                                                            $ --   $--   $ 233
                                                            =====  ====  =====

9. TECHNOLOGY LICENSE AGREEMENT WITH A RELATED PARTY

  The Company has licensed the design specifications and operational technology of certain machinery to a stockholder for the purpose of manufacturing and selling the machinery to authorized purchasers, as defined. The agreement has automatic one-year renewal periods until terminated by either party. There were no recognized revenues under this agreement in 1996, 1995 or 1994.

10. CONCENTRATION OF CREDIT RISK

  Statement of Financial Accounting Standards No. 105, "Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk," requires disclosure of any significant off-balance-sheet and credit risk concentrations. Although collateral is not required, the Company periodically reviews its accounts and provides estimated reserves for potential credit losses.

 (a) Significant Customers

  Product sales to significant customers for the years ended December 31, 1996, 1995 and 1994 were as follows:

                                                    PERCENTAGE OF PRODUCT
                                                            SALES
                                                   ---------------------------
   CUSTOMER                                         1996      1995      1994
   --------                                        -------   -------   -------
   A..............................................      15%        7%       16%
   B..............................................      13         4        14
   C..............................................       6        11         8
   Printpack......................................       1        19        17

 (b) Export Sales

  Export sales as a percentage of revenues were made to the following geographic regions in 1996, 1995 and 1994, respectively:

   REGION                                                       1996  1995  1994
   ------                                                       ----  ----  ----
   Europe......................................................   5%    11%  -- %
   Central America.............................................   5      4     6
   Far East....................................................   2      4   --
   South America...............................................   1      3     8
   Australia...................................................   1    --    --

             ADVANCED DEPOSITION TECHNOLOGIES, INC. AND SUBSIDIARY

11. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Cash paid during the year for (in thousands):

                                                                1996  1995  1994
                                                                ----- ----- ----
   Interest.................................................... $ 243 $ 255 $172
   Income taxes................................................ $ --  $ --  $ 10

  The accompanying consolidated financial statements include the following noncash investing and financing activities (in thousands):

                                                            1996    1995  1994
                                                           -------  ----- -----
   Termination of agreements with Printpack Enterprises,
    Inc.:
     Amounts receivable from Printpack...................  $ 1,321  $ --  $ --
     Amounts due Printpack...............................   (1,225)   --    --
     Acquisition of treasury stock.......................      (96)   --    --
                                                           =======  ===== =====
   Product credits and account receivable applied against
    capital lease obligations............................  $   --   $ 247 $ --
                                                           =======  ===== =====
   Licenses acquired in connection with agreement with
    James River Corporation..............................  $(1,550) $ --  $ --
                                                           =======  ===== =====
   Value of warrants issued in connection with consulting
    agreement............................................  $    95  $ --  $ --
                                                           =======  ===== =====

12. VALUATION ACCOUNTS

  The following table sets forth the activity in the Company's valuation accounts for the years 1996, 1995 and 1994 (in thousands):

                                    BALANCE AT  CHARGES
                                    BEGINNING  COSTS AND            BALANCE AT
                                     OF YEAR   EXPENSES  DEDUCTIONS END OF YEAR
                                    ---------- --------- ---------- -----------
   For the year ended December 31,
    1994:
     Allowances for doubtful ac-
      counts......................     $  3      $ 97      $ --        $100
     Reserve for inventory excess
      and obsolescence............      127       176        --         303
   For the year ended December 31,
    1995:
     Allowances for doubtful
      accounts....................      100        83        (46)       137
     Reserve for inventory excess
      and obsolescence............      303       --         (36)       267
   For the year ended December 31,
    1996:
     Allowances for doubtful
      accounts....................      137       --          (1)       136
     Reserve for inventory excess
      and obsolescence............      267       100        --         367

             ADVANCED DEPOSITION TECHNOLOGIES, INC. AND SUBSIDIARY

13. SUMMARY OF QUARTERLY DATA (UNAUDITED)

  A summary of quarterly data follows (in thousands, except per share data):

                                               1996 QUARTER ENDED
                                  --------------------------------------------
                                  MARCH 31 JUNE 30 SEPTEMBER 30 DECEMBER 31(1)
                                  -------- ------- ------------ --------------
   Revenues......................  $2,314  $2,634     $2,528        $3,047
   Cost of revenues..............   2,112   1,741      1,706         1,828
   Gross profit..................     202     893        822         1,219
   Selling, general and
    administrative expense.......     314     272        357           435
   Research and development
    expense......................      21      30         47           105
                                   ------  ------     ------        ------
   Operating income (loss).......    (133)    591        418           679
                                   ------  ------     ------        ------
   Interest and other expense,
    net..........................      61      54         65            75
                                   ------  ------     ------        ------
   Net income (loss).............  $ (194) $  537     $  353        $  604
                                   ======  ======     ======        ======
   Net income (loss) per share...  $ (.06) $  .16     $  .09        $  .18
                                   ======  ======     ======        ======

--------
(1) During the fourth quarter of 1996, the Company recorded an adjustment of $1,550 which represents the carrying amounts of the assets acquired in the James River Corporation transaction resulting from the appraisal discussed in Note 6.