Form 10QSB
period 1997-03-31
ADVANCED DEPOSITION TECHNOLOGIES INC
filed 1997-05-15
CIK 909963

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                  FORM 10-QSB



              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997
                         COMMISSION FILE NUMBER 1-12230



                     ADVANCED DEPOSITION TECHNOLOGIES, INC.
       (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)



       DELAWARE                                      04-2865714
(STATE OF ORGANIZATION)                              (I.R.S. EMPLOYER
                                                     IDENTIFICATION NUMBER)



        580 MYLES STANDISH INDUSTRIAL PARK, TAUNTON, MASSACHUSETTS 02780
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, ZIP CODE)



                                 (508) 823-0707
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)



     Indicate by check mark wether the issuers (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days. YES  X   NO
                                       ---    ---


     As of May 15, 1997, there were 3,965,945 shares of Common Stock, $0.01 par value, of the issuer outstanding.

                    ADVANCED DEPOSITION TECHNOLOGIES, INC.

                                     INDEX


PART I. FINANCIAL INFORMATION                                       PAGE NUMBER

   Item 1. Financial Statements

     Condensed and Consolidated Balance Sheets (unaudited):               1
     March 31, 1997 and December 31, 1996

     Condensed and Consolidated Statements of Operations                  2
     (unaudited): for the Three Months ended March 31, 1997
     and March 31, 1996

     Condensed and Consolidated Statements of Cash Flows                  3
     (unaudited): for the Three Months ended March 31, 1997
     and March 31, 1996

     Notes to Condensed and Consolidated Financial                        4-5
     Statements

   Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                  6-9

PART II. OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K                               10

                     ADVANCED DEPOSITION TECHNOLOGIES, INC.

             CONDENSED AND CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                      (in thousands, except share amounts)

                                     ASSETS

                                          March 31,          December 31,
                                            1997                1996
                                        -----------         ------------
CURRENT ASSETS
     Cash and cash equivalents              $   927            $ 1,170
     Investment in marketable securities      1,339              1.240
     Accounts receivable, net of
      reserve for doubtful accounts of
      $136 at March 31, 1997 and
      December 31, 1996                       1,927              1,453
     Inventories                              1,973              1,667
     Prepaid expenses and other current
      assets                                    213                123
                                           --------           --------
              Total current assets            6,379              5,653

PROPERTY AND EQUIPMENT, net                   5,167              5,189

OTHER ASSETS, net                             1,709              1,740
                                           --------           --------
                                            $13,255            $12,582
                                           ========           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Revolving line of credit               $   342            $   180
     Current maturities of long-term debt       526                526
     Accounts payable                         1,028                802
     Accrued liabilities                        114                113
                                           --------           --------
              Total current liabilities       2,010              1,621

LONG-TERM OBLIGATIONS, net of current
 maturities                                   1,722              1,854

STOCKHOLDERS' EQUITY;
     Preferred stock, $0.01 par value
      1,000,000 shares authorized, none
      issued                                     --                 --
     Common stock, $0.01 par value,
      10,000,000 shares authorized,
      4,263,555 shares issued, 3,955,945
      and 3,919,300 shares outstanding
      at March 31, 1997 and
      December 31, 1996, respectively            43                 42
     Common stock purchase warrants           1,691              1,691
     Additional paid-in capital               9,472              9,289
     Retained deficit                          (556)              (788)
                                            -------            -------
                                             10,650             10,234
     Less treasury stock, 307,610
      shares at cost                         (1,127)            (1,127)
                                            -------            -------
              Total stockholders' equity      9,523              9,107
                                            -------            -------
                                            $13,255            $12,582
                                            =======            =======

The Condensed and Consolidated Balance Sheet at December 31, 1996, has been derived from the audited financial statements of the Company at that date.

          See Notes to Condensed and Consolidated Financial Statements

                     ADVANCED DEPOSITION TECHNOLOGIES, INC.

        CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

               (in thousands, except share and per share amounts)

                                          Three months ended   Three Months ended
                                            March 31, 1997       March 31, 1996
                                          ------------------   ------------------
REVENUES:
         Product sales                            $    3,126           $    2,214
         Royalties, license & other                        0                  100
                                           -----------------    -----------------
               Net revenues                            3,126                2,314

COST OF REVENUES                                       2,404                2,112
                                           -----------------    -----------------
               Gross profit                              722                  202

SELLING, GENERAL AND ADMINISTRATIVE
     EXPENSES                                            385                  314

RESEARCH AND DEVELOPMENT EXPENSES                         61                   21
                                           -----------------    -----------------
               Operating income (loss)                   276                 (133)

INTEREST EXPENSE, NET                                    (32)                 (61)

OTHER EXPENSE                                            (14)                  --
                                           -----------------    -----------------
               Net income (loss)                  $      230           $    (194)
                                           =================    ================
NET INCOME (LOSS) PER SHARE                            $0.06              $(0.06)
                                           =================    ================
WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING                                   4,142,899            3,151,987
                                           =================    ================

          See Notes to Condensed and Consolidated Financial Statements

                     ADVANCED DEPOSITION TECHNOLOGIES, INC.

        CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                 (in thousands)

                                           Three months ended March 31,
                                          -----------------------------
                                               1997            1996
                                          --------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
          Net cash provided by (used               $(233)         $  13
           in) operating activities
                                           -------------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment            (104)           (87)
     Increase in investment in                      (114)            --
      marketable securities
     Increase in other assets                         (5)            (2)
                                           -------------    -----------
          Net cash used in investing
           activities                               (223)           (89)
                                           -------------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net borrowings under revolving                  162             --
      line of credit
     Repayment of long term obligations             (132)           (48)
     Proceeds from redemption of common              183             --
      stock purchase warrants
     Exercise of stock options                        --              4
                                           -------------    -----------
          Net cash provided by (used                 213            (44)
            in) financing activities
                                           -------------    -----------
NET DECREASE IN CASH                                (243)          (120)

CASH AND CASH EQUIVALENTS, beginning of            1,170            598
 period
                                           -------------    -----------
CASH AND CASH EQUIVALENTS, end of period          $  927          $ 478
                                           =============    ===========

          See Notes to Condensed and Consolidated Financial Statements

                     ADVANCED DEPOSITION TECHNOLOGIES, INC.

      NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 March 31, 1997
1.)  GENERAL

     The accompanying unaudited condensed and consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-QSB and
Item 310 (b) of Regulation SB-2. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Reference should be made to the financial statements and related notes included in the Company's Annual Report on Form 10-KSB, which was filed with the Securities and Exchange Commission on April 15, 1997.

     In the opinion of the management of the Company, the accompanying financial statements reflect all adjustments that were of a normal recurring nature necessary for a fair presentation of the Company's results of operations and changes in financial position for the three month periods ended March 31, 1997 and March 31, 1996. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

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

     c.   Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                      March 31, 1997  December 31, 1996
                                      -------------   ----------------
Raw materials                                 $1,459             $1,283
Work in process and finished goods               881                751
                                       -------------   ----------------
                                               2,340              2,034
Less: Reserves for obsolescence                  367                367
                                       -------------   ----------------
          Total                               $1,973             $1,667
                                       =============   ================

     d.  Net Income (Loss) per Common Share

     Net income (loss) per common share has been determined by dividing net income (loss) by the weighted average common shares outstanding during the period. Common stock equivalents have been calculated in accordance with the treasury stock method and are included for all periods where their effect is dilutive.

3.)  CASH AND CASH EQUIVALENTS

     The Company considers all investments purchased with original maturities of less than three months to be cash equivalents. Cash and cash equivalents consist of the following (in thousands):

                    March 31, 1997  December 31, 1996
                    -------------   ----------------
Cash                          $323             $  218
Cash equivalents               604                952
                     -------------   ----------------
       Total                  $927             $1,170
                     =============   ================


4.)  INVESTMENT IN MARKETABLE SECURITIES

     The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Investments" (SFAS No
115) effective January 1, 1994. As of March 31, 1997 and December 31, 1996, investments in marketable securities, that are classified available-for-sale and recorded at fair value which approximates costs, consisted of the following (in thousands):

                                        March 31, 1997  December 31, 1996
                                        -------------   ----------------
United States Government obligations            $1,047             $1,143
Corporate obligations                              292                 97
                                        -------------   ----------------
                                                $1,339             $1,240
                                         =============  =================


5.)  EXERCISE OF COMMON STOCK PURCHASE WARRANTS

     The Company's Redeemable Common Stock Purchase Warrants (the "IPO Warrants") expired on March 8, 1997. Approximately 76,000 IPO Warrants were exercised during the first quarter of 1997 resulting in net proceeds of approximately $183,000.

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

GENERAL
-------

     Advanced Deposition Technologies, Inc. (the "Company" or "A. D. TECH"), is a technology leader in developing and manufacturing high-resolution, patterned, vacuum-metallized coatings for a variety of energy management applications for use in industrial, commercial and consumer products. Included among these are product offerings for electronic capacitors, microwave and non-microwave food packaging, security holograms, retroreflective films, barrier packaging, electronic article surveillance (EAS), and electric static discharge (ESD). The Company's revenue to date has been primarily from sales to the capacitor and microwave packaging markets.

RECENT DEVELOPMENTS
-------------------

     The Company's retail microwave food packaging product, currently being marketed under the name BROWN & CRISP(R), received very strong initial retailer response during the first quarter of 1997. The Company also filed a patent application and has begun evaluation trials for high energy density materials that are manufactured using the Company's Pattern Metalization Printing ("PMP") process. The Company believes that these materials will allow electronics manufacturers to use smaller, lighter and more energy efficient capacitors in their products. Sales to the capacitor market during the first quarter were adversely affected by extreme price competition throughout the industry resulting in lower prices and lost orders.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

     Net Revenue. Net revenue increased to $3,126,000 for the three months ended March 31, 1997, as compared to $2,314,000 for the three months ended March 31, 1996, an increase of 35%. This increase is due to higher product sales to the microwave food packaging market, including sales of the BROWN & CRISP(R) product.
Capacitor sales declined in the first quarter due to price erosion and lower unit shipments. This price erosion has abated and the Company expects that prices will increase by the end of the year to levels comparable to 1996. Standard food packaging sales declined slightly due to a change in product mix. New product sales into other markets outside the capacitor, microwave and standard food packaging markets declined by $70,000. Revenues from this category are by their nature difficult to predict and do not yet constitute a significant portion of the Company's total revenues. There were no licensing fees or royalty revenues during the three months ended March 31, 1997, as compared to $100,000 for the three months ended March 31, 1996.

     Cost of Revenues. Cost of revenues totaled $2,404,000 (76.9% of product sales) for the three months ended March 31, 1997, compared to $2,112,000 (95.4% of product sales) for the three months ended March 31, 1996. The increase in cost of revenues was a result of additional sales into the microwave food packaging market, including the BROWN & CRISP(R) bags, partially offset by the decrease in sales to the capacitor and standard food packaging markets. The decrease in cost of revenues as a percentage of product sales was the result of higher margins generated by sales of microwave food packaging products.

     Gross Profit. Gross profit increased to $722,000 (23.1% of product sales) for the three months ended March 31, 1997, compared to $202,000 (9.1% of product sales) for the three months ended March

31, 1996. The increase in gross profit, both in absolute magnitude and as a percentage of revenue, was due to the additional sales volume and higher gross margins associated sales of microwave food packaging products, partially offset by a decrease in licensing fees and royalty revenue.

     Selling, General and Administrative. Selling, general and administrative expenses increased to $385,000 for the three months ended March 31, 1997, (12.3% of product sales) from approximately $314,000 for the three months ended March 31, 1996, (14.2% of product sales). Higher payroll expenses and professional fees were the primary reasons for the increase.

     Research and Development. Research and development costs increased to $61,000 for the three months ended March 31, 1997, from approximately $21,000 for the three months ended March 31, 1996, due to additional amortization expenses related to licenses acquired in 1996. Research and development expenditures continue to be directed primarily at improving the Company's technical capacity to produce higher resolution metallized patterns at higher volumes for existing and new applications

     Operating Income (Loss). The Company generated operating income of $276,000 for the three months ended March 31, 1997, compared to an operating loss of $133,000 for the three months ended March 31, 1996. The increased operating income was due to higher sales volumes and gross profits generated by sales of microwave food packaging products, partially offset by higher selling, general and administrative expenses.

     Net Interest Expense. Net interest expense decreased to approximately $32,000 for the three month period ended March 31, 1997, from $61,000 for the three month period ended March 31, 1996. The decrease was primarily the result of increased interest income as a result of additional funds being available for investment.

     Other Expense. Other expense was $14,000 during the three months ended March 31, 1997, compared to an insignificant amount for the three months ended March 31, 1996. Other expense includes the amortization of costs associated with the new financing arrangement entered into during 1996.

     Net Income (Loss). The Company generated net income of $230,000 for the three months ended March 31, 1997 compared to net loss of $194,000 for the three months ended March 31, 1996, as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company had working capital of approximately $4,369,000 at March 31, 1997, compared to working capital of $4,032,000 at December 31, 1996. The increase in working capital is primarily the result of income from operations and the exercise of approximately 73,000 Class A Redeemable Common Stock Purchase Warrants (the "IPO Warrants") in March 1997, from which the Company realized net proceeds of approximately $183,000.

     Cash used in operating activities for the three months ended March 31, 1997, was approximately $233,000 compared to cash provided by operating activities during the three months ended March 31, 1996, of $13,000. Negative cash flow from operations was the result of increases in accounts receivable and inventory resulting from additional sales volume, partially offset by an increase in accounts payable.

     In the three month period ending March 31, 1997, the Company expended $104,000 in capital investments. The investments during 1997 were primarily for increasing the capacity and efficiency of existing equipment. As of March 31, 1997, the Company had no material commitments for additional capital purchases.

     On July 14, 1996, the Company refinanced its existing revolving term debt and line of credit of credit with another bank. The replacement term debt and revolving line of credit financing from the new bank allowed the Company to repay all amounts due the Company's former bank and to Printpack Enterprises, Inc. The new financing agreement provided the Company with a term debt facility of $2,600,000 to be repaid in 35 monthly installments of approximately $43,000, plus interest at the bank's prime rate of interest (8.50% on March 31, 1997) plus 1%, with a balloon payment of approximately $1,083,000 due in July 1989. The revolving line of credit allows the Company to borrow up to $3,000,000 based on percentages of its eligible accounts receivable, raw materials and finished goods inventories. Borrowings under the line of credit bear interest at the bank's prime rate of interest plus 3/4%. The Company had drawn down approximately $342,000 on the line of credit as of March 31, 1997. The Company's replacement term debt and revolving line of credit financing agreements require the Company to maintain certain financial ratios and tangible net worth levels, among others.

     On March 8, 1997, the IPO Warrants expired. During March 1997, approximately 78,000 IPO Warrants were exercised, resulting in net proceeds to the Company of approximately $183,000.

     Management believes that the Company's cash, cash equivalents, and short-term investments together with anticipated cash flows from operations will provide sufficient funds to meet the Company's current cash requirements and allow the Company to continue its marketing and product development efforts.

SEASONAL REVENUES
-----------------

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

INFLATION
---------

     Several times during the last two years, suppliers of the film used in the Company's products experienced problems meeting demand that led to shortages and price increases. In late 1995, the shortages began to ease and prices have begun to decrease. In 1996, supplies of film increased in quantities sufficient to meet demand and price increases abated. In 1997, there has been no material change in supplies or prices of film.

BUSINESS FACTORS
----------------

     This report contains certain forward-looking statements that are subject to certain risks and uncertainties. These statements include statements regarding
(i) the expected efforts of the Company's PMP process, (ii) price increases in the capacitor market and (iii) the Company's liquidity. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking as a result of various factors, including, but not limited to, the following; uncertainties regarding the performance advantages of the Company's PMP process, market response to pricing actions, continued competitive factors and pricing pressures, the timely acceptance of new products, inventory risk due to shifts in market demand, the development of competing or superior technologies or products from other manufacturers, many of which have substantially greater financial, technical and other resources than the Company, dependence on key personnel, the variation in the Company's operating results, technological change, the Company's ability to develop and protect proprietary products and technologies, the availability of additional capital on acceptable terms, if at all, to fund expansion, and general economic conditions. For further information, refer to the more specific risks and uncertainties discussed throughout this report.

                          PART II - OTHER INFORMATION


Items 1 through 5:  Not applicable

Item 6. Exhibits and Reports on Form 8-K.

     (a)   No Exhibits.

     (b) Reports on Form 8-K. On February 20, 1997, the Company filed Form 8-K in regard to its change in accountants. In that filing it was reported that the Company had engaged BDO Seidman, LLP, as its new independent accountants as of February 12, 1997.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

                                  Advanced Deposition Technologies, Inc.
                                  --------------------------------------
                                  Registrant


May 15, 1997                        /s/ Glenn J. Walters
------------                      ----------------------------
                                        Glenn J. Walters
                                        President

May 15, 1997                       /s/ Mark R. Thomas
------------                     -----------------------------
                                       Mark R. Thomas
                                       Chief Financial Officer