Form 10QSB
period 1997-06-30
ADVANCED DEPOSITION TECHNOLOGIES INC
filed 1997-08-13
CIK 909963

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   FORM 10-QSB





              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934




                  For the Quarterly Period Ended June 30, 1997
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

           As of August 12, 1997, there were 3,965,945 shares of Common Stock, $0.01 par value, of the issuer outstanding.

                     ADVANCED DEPOSITION TECHNOLOGIES, INC.

                                      INDEX



PART I. FINANCIAL INFORMATION                                      PAGE NUMBER

        Item 1. Financial Statements
                Condensed and Consolidated Balance Sheets (unaudited):   1
                June 30, 1997 and December 31, 1996

                Condensed and Consolidated Statements of Income          2
                (unaudited): for the Three Months and Six Months
                ended June 30, 1997 and June 30, 1996

                Condensed and Consolidated Statements of Cash Flows      3
                (unaudited): for the Six Months ended June 30, 1997
                and June 30, 1996

                Notes to Condensed and Consolidated Financial            4-5
                Statements

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                      6-10

PART II. OTHER INFORMATION

        Item 4. Submission of Matters to a Vote of Security Holders      11

        Item 6. Exhibits and Reports on Form 8-K                         12

                     ADVANCED DEPOSITION TECHNOLOGIES, INC.

              CONDENSED AND CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                      (in thousands, except share amounts)

                                     ASSETS


                                                                                      June 30,           December 31,
                                                                                        1997                 1996
                                                                                   -------------        --------------
CURRENT ASSETS
     Cash and cash equivalents                                                     $         900        $        1,170
     Investment in marketable securities                                                     948                 1,240
     Accounts receivable, net of reserve for doubtful accounts of $136
        at June 30, 1997 and  December 31, 1996                                            2,607                 1,453
     Inventories                                                                           1,684                 1,667
     Prepaid expenses and other current assets                                               136                   123
                                                                                   -------------        --------------
              Total current assets                                                         6,275                 5,653

PROPERTY AND EQUIPMENT, net                                                                5,228                 5,189

OTHER ASSETS, net                                                                          1,676                 1,740
                                                                                   -------------        --------------
                                                                                   $      13,179        $       12,582
                                                                                   =============        ==============


                                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Revolving line of credit                                                      $         204        $          180
     Current maturities of long-term debt                                                    526                   526
     Accounts payable                                                                        928                   802
     Accrued liabilities                                                                      88                   113
                                                                                   -------------        --------------
               Total current liabilities                                                   1,746                 1,621
                                                                                           -----                 -----
LONG-TERM OBLIGATIONS, net of current maturities                                           1,594                 1,854
                                                                                           -----                 -----

STOCKHOLDERS' EQUITY;
     Preferred stock, $0.01 par value
        1,000,000 shares authorized, none issued                                           --                    --
     Common stock, $0.01 par value,
        10,000,000 shares authorized, 4,263,555 shares issued,
        3,995,645 and 3,919,300 shares outstanding at
        June 30, 1997 and December 31, 1996, respectively                                     43                    42
     Common stock purchase warrants                                                        1,691                 1,691
     Additional paid-in capital                                                            9,472                 9,289
     Retained deficit                                                                       (271)                 (788)
                                                                                   -------------        --------------
                                                                                          10,935                10,234
     Less treasury stock, 297,610 and 310,610 shares respectively                         (1,096)               (1,127)
                                                                                   -------------        --------------
               Total stockholders' equity                                                  9,839                 9,107
                                                                                   -------------        --------------
                                                                                   $      13,179        $       12,582
                                                                                   =============        ==============

The Condensed and Consolidated Balance Sheet at December 31, 1996, has been derived from the audited financial statements of the Company at that date.

         See Notes to Condensed and Consolidated Financial Statements

                     ADVANCED DEPOSITION TECHNOLOGIES, INC.

          CONDENSED AND CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

               (in thousands, except share and per share amounts)


                                                        Three Months ended                              Six Months Ended
                                                             June 30,                                       June 30,
                                                -------------------------------------        ------------------------------------
                                                      1997                  1996                   1997                  1996
                                                ---------------       ---------------        ---------------       --------------
REVENUES:
     Product sales                               $        3,146       $         2,184        $         6,272       $        4,398
     Royalties, license fees and other                      400                   450                    400                  550
                                                ---------------       ---------------        ---------------       --------------
                                                          3,546                 2,634                  6,672                4,948

COST OF REVENUES                                          2,705                 1,741                  5,109                3,853
                                                ---------------       ---------------        ---------------       --------------
     Gross Profit                                           841                   893                  1,563                1,095

SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES                                442                   272                    827                  586

RESEARCH AND DEVELOPMENT EXPENSES                            59                    30                    120                   51
                                                ---------------       ---------------        ---------------       --------------
     Operating profit                                       340                   591                    616                  458

INTEREST EXPENSE, NET OF
      INTEREST INCOME                                        41                    54                     73                  115

OTHER EXPENSE                                                12             --                            26             --
                                                ---------------       ---------------        ---------------       --------------
     Net income                                  $          287       $           537        $           517       $          343
                                                ===============       ===============        ===============       ==============

NET INCOME PER SHARE                             $         0.07       $          0.16        $          0.13       $         0.10
                                                ===============       ===============        ===============       ==============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING            4,074,873             3,310,687              4,102,174            3,279,706
                                                ===============       ===============        ===============       ==============


      See Notes to Condensed and Consolidated Financial Statements

                     ADVANCED DEPOSITION TECHNOLOGIES, INC.

         CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                 (in thousands)


                                                                                      Six months ended June 30,
                                                                                   ------------------------------
                                                                                      1997                1996
                                                                                   -----------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
          Net cash provided by (used in) operating activities                      $      (151)         $     511
                                                                                   -----------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment                                                  (311)               (99)
     Decrease in investment in marketable securities                                       292             --
     Increase in other assets                                                              (44)              (165)
                                                                                   -----------          ---------
          Net cash used in investing activities                                            (63)              (264)
                                                                                   -----------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net borrowings under revolving line of credit                                          24             --
     Repayment of long term obligations                                                   (264)               (99)
     Proceeds from redemption of common stock purchase warrants                            184             --
     Exercise of stock options                                                          --                      9
                                                                                   -----------          ---------
           Net cash used in financing activities                                           (56)               (90)
                                                                                   -----------          ---------
NET INCREASE (DECREASE) IN CASH                                                           (270)               157

CASH AND CASH EQUIVALENTS, beginning of period                                           1,170                598
                                                                                   -----------          ---------
CASH AND CASH EQUIVALENTS, end of period                                           $       900          $     755
                                                                                   ===========          =========



         See Notes to Condensed and Consolidated Financial Statements

                     ADVANCED DEPOSITION TECHNOLOGIES, INC.

      NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  June 30, 1997
1.)        General

           The accompanying unaudited condensed and consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-QSB and Item 310 (b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Reference should be made to the financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996, which was filed with the Securities and Exchange Commission on April 15, 1997.

           In the opinion of the management of the Company, the accompanying financial statements reflect all adjustments that were of a normal recurring nature necessary for a fair presentation of the Company's results of operations and changes in financial position for the three and six month periods ended June 30, 1997 and June 30, 1996. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

2.)        Significant Accounting Policies

           The accompanying condensed and consolidated financial statements reflect the application of certain significant accounting policies, including those described below.

           a.        Principals of consolidation

           The accompanying condensed and consolidated financial statements include the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

           b.        Revenue recognition

           The Company recognizes revenues on its product sales upon shipment and royalties and license fees as earned.

           c.         Inventories

           Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):


                                                                 June 30,      December 31,
                                                                   1997            1996
                                                              -------------   --------------
              Raw materials                                   $       1,535   $        1,283
              Work in process and finished goods                        516              751
                                                              -------------   --------------
                                                                      2,051            2,034
              Less: Reserves for obsolescence                           367              367
                                                              -------------   --------------
                        Total                                 $       1,684   $        1,667
                                                              =============   ==============

           d.        Net Income per Common Share

           Net income per common share has been determined by dividing net income by the weighted average common shares outstanding during the period. Common stock equivalents have been calculated in accordance with the treasury stock method and are included for all periods where their effect is dilutive.

3.)        Cash and Cash Equivalents

           The Company considers all investments purchased with original maturities of less than three months to be cash equivalents. Cash and cash equivalents consist of the following (in thousands):


                                                               June 30,     December 31,
                                                                 1997           1996
                                                            -------------   ------------
                 Cash                                       $         289   $        218
                 Cash equivalents                                     611            952
                                                            -------------   ------------
                          Total                             $         900   $      1,170
                                                            =============   ============


4.)        Investment in Marketable Securities

           The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Investments" (SFAS No 115), effective January 1, 1994. As of June 30, 1997 and December 31, 1996, investments in marketable securities that were classified as available-for-sale and were recorded at fair value (which approximated cost) consisted of the following (in thousands):


                                                               June 30,      December 31,
                                                                 1997            1996
                                                            -------------   ------------
                 United States Government obligations       $         948   $      1,143
                 Corporate obligations                             --                 97
                                                            -------------   ------------
                          Total                             $         948   $      1,240
                                                            =============   ============

5.)        Exercise of Common Stock Purchase Warrants

           The Company's Redeemable Common Stock Purchase Warrants (the "IPO Warrants") expired on March 8, 1997. Approximately 78,000 IPO Warrants were exercised during the first quarter of 1997, resulting in net proceeds to the Company of approximately $184,000.

 ITEM 2:   Management's Discussion and Analysis of Financial Condition and
           ---------------------------------------------------------------
           Results of Operations
           ---------------------

General
-------

           Advanced Deposition Technologies, Inc. (the "Company" or "A. D. TECH"), is a technology leader in developing and manufacturing high-resolution, patterned, vacuum-metallized coatings for a variety of energy management applications for use in industrial, commercial and consumer products. Included among these are product offerings for electronic capacitors, microwave and standard food packaging, security holograms, retroreflective films, barrier packaging, electronic article surveillance (EAS), and electric static discharge
(ESD). The Company's revenue to date has been primarily from sales to the capacitor and microwave packaging markets.

Recent Developments
-------------------

           During the three months ended June 30, 1997, the Company announced an offer to acquire all of the common stock of Foilmark Inc. ("Foilmark"), a manufacturer of holographics equipment and materials. The Company accepted Foilmark's decision not to pursue discussions. The Company is continuing to seek acquisition targets that could provide manufacturing synergies and distribution channels for its proprietary processes and patented products.

           The Company's patented high energy-density capacitor film, which allows significant weight and size reductions for capacitors, continues to show promising results in life tests. The Company expects that production orders could begin shipping as early as the end of 1997.

           The Company's retail microwave bag, currently being marketed under the trade name BROWN & CRISP(R), has a second infomercial in process and is now being sold in numerous international markets. A new microwave retail product, the Microwave Roaster Bag, which can brown and crisp a whole chicken or turkey, is also being introduced.

Results of Operations
---------------------

Three months ended June 30, 1997 compared to Three months ended June 30, 1996

           Revenues. Revenues increased to $3,546,000 for the three months ended June 30, 1997, as compared to $2,634,000 for the three months ended June 30, 1996, an increase of 35%. This increase is due to higher product sales to the microwave food packaging market, including sales of the BROWN & CRISP(R) product, partially off-set by lower price and reduced volume for capacitor and standard packaging products. Royalty and license fees decreased by $50,000. In this category, the Company recognized $400,000 in revenue during the three months ended June 30, 1997 from the licensing of its proprietary Pattern Metalized Printing ("PMP") technology.

           Cost of Revenues. Cost of revenues totaled $2,705,000 (86.0% of product sales) for the three months ended June 30, 1997, compared to $1,741,000 (79.7% of product sales) for the three months ended June 30, 1996. The increase in cost of revenues was a result of additional sales into the microwave food packaging market, including the BROWN & CRISP(R) bags, partially offset by the decrease in sales to the capacitor and standard food packaging markets. The increase in cost of revenues as a percentage of product sales was the result of lower selling prices for metalized film, partially offset by greater shipments of higher-margin retail microwave products.

           Gross Profit. Gross profit decreased to $841,000 (26.7% of product sales) for the three months ended June 30, 1997, compared to $893,000 (40.9% of product sales) for the three months ended June 30, 1996. The decrease in gross profit, both in absolute magnitude and as a percentage of revenue, was due to lower prices and unit shipments of metalized film and lower licensing revenue, partially offset by an increased volume of higher-margin retail microwave products.

           Selling, General and Administrative. Selling, general and administrative expenses increased to $442,000 for the three months ended June 30, 1997 (14.0% of product sales) from approximately $272,000 for the three months ended June 30, 1996 (12.5% of product sales). Higher payroll expenses and professional fees were the primary reasons for the increase.

           Research and Development. Research and development expenses increased to $59,000 for the three months ended June 30, 1997, from approximately $30,000 for the three months ended June 30, 1996, due to additional amortization expenses related to licenses acquired in 1996. Research and development expenditures continue to be directed primarily at improving the Company's technical capacity to produce higher resolution metallized patterns at higher volumes for existing and new applications

           Operating Profit. The Company generated operating profit of $340,000 for the three months ended June 30, 1997, compared to operating profit of $591,000 for the three months ended June 30, 1996. The decrease was a result of lower manufacturing margins and lower license revenues in conjunction with higher selling, general and administrative expenses, partially offset by higher shipments of retail microwave products.

           Net Interest Expense. Net interest expense decreased to approximately $41,000 for the three month period ended June 30, 1997, from $54,000 for the three month period ended June 30, 1996. The decrease was primarily the result of increased interest income as a result of additional funds being available for investment.

           Other Expense. Other expense was $12,000 during the three months ended June 30, 1997, compared to an insignificant amount for the three months ended June 30, 1996. Other expense includes the amortization of costs associated with the new financing arrangement entered into during 1996.

           Net Income. The Company generated net income of $287,000 for the three months ended June 30, 1997, compared to net income of $537,000 for the three months ended June 30, 1996, as a result of the factors discussed above.

Six months ended June 30, 1997 compared to Six months ended June 30, 1996

           Revenues. Revenues increased to $6,672,000 for the six months ended June 30, 1997, as compared to $4,948,000 for the six months ended June 30, 1996, a 35% increase. The increase was due to higher product sales to the microwave food packaging market, including sales of the BROWN & CRISP(R) product partially off-set by lower price and reduced volume for capacitor and standard packaging products.

Royalty and license fees decreased by $150,000. In this category, the Company recognized $400,000 in revenue during the six months ended June 30, 1997 from the licensing of the Company's PMP technology.

           Cost of Revenues. Cost of revenues totaled $5,109,000 (81.5% of product sales) for the six months ended June 30, 1997, compared to $3,853,000 (87.6% of product sales) for the six months ended June 30, 1996. The increase in cost of revenues was a result of additional sales into the microwave food packaging market, including the BROWN & CRISP(R) bags, partially offset by the decrease in sales to the capacitor and standard food packaging markets. The decrease in cost of revenues as a percentage of product sales was the result of a change in product mix towards higher-margin retail microwave products, partially offset by lower selling prices for metalized film.

           Gross Profit. Gross profit increased to $1,563,000 (24.9% of product sales) for the six months ended June 30, 1997, compared to $1,095,000 (24.9% of product sales) for the six months ended June 30, 1996. The increase in gross profit was the result of the increase sales volume of microwave food packaging materials, including the BROWN & CRISP(R) product partially offset by lower capacitor, standard food packaging and licensing revenues.

           Selling, General and Administrative. Selling, general and administrative expenses increased to $827,000 for the six months ended June 30, 1997 (13.2% of product sales) from approximately $586,000 for the six months ended June 30, 1996 (13.3% of product sales). Higher payroll expenses and professional fees were the primary reasons for the increase.

           Research and Development. Research and development expenses increased to $120,000 for the six months ended June 30, 1997, from approximately $51,000 for the six months ended June 30, 1996, due to additional amortization expenses related to licenses acquired in 1996. Research and development expenditures continue to be directed primarily at improving the Company's technical capacity to produce higher resolution metallized patterns at higher volumes for existing and new applications

           Operating Profit. The Company generated operating profit of $616,000 for the six months ended June 30, 1997, compared to operating profit of $458,000 for the six months ended June 30, 1996. The increase was a result of higher sales volume and gross profit partially offset by higher selling, general and administrative expenses.

           Net Interest Expense. Net interest expense decreased to approximately $73,000 for the six months ended June 30, 1997, from $115,000 for the six months ended June 30, 1996. The decrease was primarily the result of increased interest income as additional funds were available for investment.

           Other Expense. Other expense was $26,000 during the six months ended June 30, 1997, compared to an insignificant amount for the six months ended June 30, 1996. Other expense includes the amortization of costs associated with the new financing arrangement entered into during 1996.

           Net Income. The Company generated net income of $517,000 for the six months ended June 30, 1997, compared to net income of $343,000 for the six months ended June 30, 1996, as a result of the factors discussed above.

Liquidity and Capital Resources
-------------------------------

           The Company had working capital of approximately $4,529,000 at June 30, 1997, compared to working capital of $4,032,000 at December 31, 1996. The increase in working capital is primarily the result of income from operations and the exercise of approximately 78,000 Class A Redeemable Common Stock

Purchase Warrants (the "IPO Warrants") in March 1997, from which the Company realized net proceeds of approximately $184,000, partially offset by the purchase of additional manufacturing equipment and the repayment of long-term debt.

           Cash used in operating activities for the six months ended June 30, 1997, was approximately $151,000 compared to cash provided by operating activities during the six months ended June 30, 1996, of $511,000. Negative cash flow from operations was the result of an increase in accounts receivable due to a higher sales volume.

           In the six month period ending June 30, 1997, the Company expended $311,000 in capital investments. The investments during 1997 were primarily for adding manufacturing capacity and increasing the efficiency of existing equipment. As of June 30, 1997, the Company had no material commitments for additional capital purchases.

           On July 14, 1996, the Company entered into a credit agreement with a bank that provides for a line of credit facility and a term loan facility (the "Credit Facilities"). The Credit Facilities enabled the Company to refinance the revolving line of credit and term debt that it had maintained with a former lender and to repay all amounts due Printpack Enterprises, Inc. The line of credit allows the Company to borrow up to $3,000,000 based on percentages of its eligible accounts receivable, raw materials and finished goods inventories and expires on July 8, 1999. Borrowings under the line of credit bear interest at a rate per annum equal to the bank's prime lending rate plus 3/4%. The principal amount of the term loan is $2,600,000. The term loan bears interest at a rate per annum equal to the bank's prime lending rate plus 1% and must be repaid in 35 monthly installments of approximately $43,000, plus interest, with a balloon payment of approximately $1,083,000 due in July 1999.

           The Credit Facilities require the Company to maintain certain financial ratios and tangible net worth levels, among others. As of December 31, 1996, the Company was in default of the minimum tangible net worth covenant. The bank provided the Company with written notification which waives the event of default through December 31, 1997. As of June 30, 1997, the Company is in compliance with all of the other Credit Facility covenants and the outstanding balances on the line of credit and the term loan were approximately $204,000 and $2,105,000, respectively.

           Management believes that the Company's cash, cash equivalents, and short-term investments, together with anticipated cash flows from operations, will provide sufficient funds to meet the Company's current cash requirements and allow the Company to continue its marketing and product development efforts.

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

Business Factors
----------------

           This report may contain certain forward-looking statements that are subject to certain risks and uncertainties. These statements include statements regarding (i) the possibility of the acquisition by the Company; (ii) the expected effects of the Company's high energy-density capacitor film; (iii) price increases in the capacitor market; and (iv) the Company's liquidity. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking as a result of various factors, including, but not limited to, the following; the Company's ability to identify an appropriate acquisition target, the Company's ability to make an acquisition on favorable terms, uncertainties regarding the performance advantages of the Company's high energy-density capacitor films, market responses to pricing actions, continued competitive factors and pricing pressures, the timely acceptance of new products, inventory risk due to shifts in market demand, the development of competing or superior technologies or products from other manufacturers, many of which have substantially greater financial, technical and other resources than the Company, dependence on key personnel, the variation in the Company's operating results, technological change, the Company's ability to develop and protect proprietary products and technologies, the availability of additional capital on acceptable terms, if at all, to fund expansion, and general economic conditions. For further information, refer to the more specific risks and uncertainties discussed throughout this report.

                           PART II - OTHER INFORMATION


Items 1 through 3:   Not applicable

Item 4.        Submission of Matters to a Vote of Security Holders
               ---------------------------------------------------

           On May 22, 1997, the Company held its Annual Meeting of Stockholders (the "Annual Meeting") to vote on the following proposals:

           1. To elect two Class I Directors, the nominees being John J. Moroney and Mark R. Thomas ("Proposal 1").

           2. To approve an amendment to the Company's 1993 Stock Option Plan to limit the number of shares of Common Stock that may be granted pursuant to stock options to any employee in any one year period to a number not exceeding 500,000 shares ("Proposal 2").

           3. To ratify the appointment of BDO Seidman, LLP as independent accountants for the Company for the fiscal year ending December 31, 1997 ("Proposal 3").

           Of the total of 3,955,945 shares of the Company's Common Stock of record as of April 10, 1997, able to vote at the Annual Meeting, a total of approximately 2,806,157 shares were voted, or approximately 71% of the Company's issued and outstanding shares of Common Stock entitled to vote on these matters.

           Each of the proposals was adopted, with the vote totals as follows:

Proposal 1:

Election of Directors
---------------------
                                         For                       Withheld
                                         ---                       --------
John J. Moroney                  2,793,505 (99.55%)             12,652 (0.45%)
Mark R. Thomas                   2,799,505 (99.76%)              6,652 (0.24%)

Proposal 2:

To approve an amendment to the Company's 1993 Stock Option Plan to limit the number of shares of Common Stock that may be granted pursuant to stock options to any employee in any one year period to a number not exceeding 500,000 shares.

                   For                  Against                Abstain
                   ---                  -------                -------
           2,588,238 (96.78%)       59,407 (2.22%)         26,681 (1.00%)

Proposal 3:

To ratify the appointment of BDO Seidman, LLP as independent accountants for the Company for the fiscal year ending December 31, 1997.

                   For                  Against                Abstain
                   ---                  -------                -------
           2,776,406 (98.94%)        5,875 (0.21%)         23,876 (0.85%)

Item 5. Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

           (a)  See Exhibit Index.

           (b) Reports on Form 8-K. On May 27, 1997, the Company filed Form 8-K in regard to its offer to acquire Foilmark, Inc. ("Foilmark"). In that filing it was reported that the Company had made an offer to acquire Foilmark for an undisclosed amount of cash and common stock. On July 16, 1997, the Company filed Form 8-K in regard to Foilmark's decision not to pursue discussions on the acquisition offer. In that filing it was reported that the Company accepted Foilmark's decision not to pursue discussions related to the acquisition offer.

                                   Signatures
                                   ----------

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

                               Advanced Deposition Technologies, Inc.
                               --------------------------------------
                               Registrant


August 13, 1997                          /s/ Glenn J. Walters
---------------                ---------------------------------------
                                         Glenn J. Walters
                                         President

August 13, 1997                          /s/ Mark R. Thomas
---------------                ---------------------------------------
                                         Mark R. Thomas
                                         Chief Financial Officer

                                 Exhibit Index
                                 -------------

       Exhibit                                    Description
       -------                                    -----------
       27.1                                       Financial Data Schedule