Form 10QSB
period 1997-09-30
ADVANCED DEPOSITION TECHNOLOGIES INC
filed 1997-11-14
CIK 909963

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                  FORM 10-QSB


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1997
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



                                (508) 823-0707
               (Issuer's Telephone Number, Including Area Code)



     Indicate by check mark wether the issuers (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.      YES   X     NO
                                            -----     -----

     As of November 12, 1997, there were 3,965,945 shares of Common Stock, $0.01 par value, of the issuer outstanding.

                     ADVANCED DEPOSITION TECHNOLOGIES, INC.

                                      INDEX

PART I. FINANCIAL INFORMATION                                             PAGE NUMBER
         Item 1. Financial Statements

                  Condensed and Consolidated Balance Sheets (unaudited):        1
                  September 30, 1997 and December 31, 1996

                  Condensed and Consolidated Statements of Operations           2
                  (unaudited): for the Three Months and Nine Months
                  ended September 30, 1997 and September 30, 1996

                  Condensed and Consolidated Statements of Cash Flows           3
                  (unaudited): for the Nine Months ended September 30, 1997
                   and September 30, 1996

                  Notes to Condensed and Consolidated Financial                 4-5
                  Statements

         Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                           6-10

PART II. OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K                               11

                     ADVANCED DEPOSITION TECHNOLOGIES, INC.

              CONDENSED AND CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                      (in thousands, except share amounts)

                                     ASSETS

                                                                       September 30,      December 31,
                                                                           1997               1996
                                                                       ------------       ------------
CURRENT ASSETS
     Cash and cash equivalents                                         $        724       $     1,170
     Investment in marketable securities                                      1,257             1.240
     Accounts receivable, net of reserve for doubtful accounts of $136
           at September 30, 1997 and  December 31, 1996                       2,073             1,453
     Inventories                                                              1,818             1,667
     Prepaid expenses and other current assets                                  101               123
                                                                       ------------       -----------
              Total current assets                                            5,973             5,653

PROPERTY AND EQUIPMENT, net                                                   5,199             5,189

OTHER ASSETS, net                                                             1,652             1,740
                                                                       ------------       -----------
                                                                       $     12,824       $    12,582
                                                                       ============       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Revolving line of credit                                          $        571       $       180
     Current maturities of long-term debt                                       526               526
     Accounts payable                                                           795               802
     Accrued liabilities                                                        139               113
                                                                       ------------       -----------
               Total current liabilities                                      2,031             1,621
                                                                       ------------       -----------

LONG-TERM OBLIGATIONS, net of current maturities                              1,457             1,854
                                                                       ------------       -----------

STOCKHOLDERS' EQUITY;
     Preferred stock, $0.01 par value
          1,000,000 shares authorized, none issued                               --                --
     Common stock, $0.01 par value,
          10,000,000 shares authorized, 4,263,555 shares issued,
          3,968,019 and 3,919,300 shares outstanding at
          September 30, 1997 and December 31, 1996, respectively                 43                42
     Common stock purchase warrants                                           1,672             1,691
     Additional paid-in capital                                               9,472             9,289
     Retained deficit                                                         (755)             (788)
                                                                       ------------       -----------
                                                                             10,432            10,234
     Less treasury stock, 297,610 and 310,610 shares at
          September 30, 1997 and December 31, 1996, respectively            (1,096)           (1,127)
                                                                       ------------       -----------
               Total stockholders' equity                                     9,336             9,107
                                                                       ------------       -----------
                                                                       $     12,824       $    12,582
                                                                       ============       ===========

The Condensed and Consolidated Balance Sheet at December 31, 1996, has been derived from the audited financial statements of the Company at that date.


          See Notes to Condensed and Consolidated Financial Statements

                    ADVANCED DEPOSITION TECHNOLOGIES, INC.

        CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

              (in thousands, except share and per share amounts)

                                                       Three Months ended                Nine Months Ended
                                                         September 30,                     September 30,
                                                     ------------------------        -------------------------
                                                         1997         1996               1997          1996
                                                     -----------  -----------        -----------   -----------
REVENUES:
  Product sales                                      $     1,899  $     1,728        $     8,171   $     6,126
  Royalties, license fees and other                            0          800                400         1,350
                                                     -----------  -----------        -----------   -----------
                                                           1,899        2,528              8,571         7,476

COST OF REVENUES                                           1,793        1,664              6,702         5,433
                                                     -----------  -----------        -----------   -----------
  Gross Profit                                               106          864              1,869         2,043

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                                    367          357              1,194           943

PATENTS AND LICENSES AMORTIZATION EXPENSE                     37           11                109            23

RESEARCH AND DEVELOPMENT EXPENSES                            109           78                357           201
                                                     -----------  -----------        ----------    ------------
  Operating profit (loss)                                   (407)         418                209           876

INTEREST EXPENSE, NET OF
  INTEREST INCOME                                             45           65                118           180

OTHER EXPENSE                                                 32           --                 58            --
                                                     -----------  -----------        -----------   -----------
  Net income (loss)                                  $      (484) $       353        $        33   $       696
                                                     ===========  ===========        ===========   ===========

NET INCOME (LOSS) PER SHARE                          $     (0.12) $      0.09        $      0.01   $      0.20
                                                     ===========  ===========        ===========   ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING             3,923,161    3,948,933          4,104,693     3,508,188
                                                     ===========  ===========        ===========   ===========

          See Notes to Condensed and Consolidated Financial Statements

                    ADVANCED DEPOSITION TECHNOLOGIES, INC.

        CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                 (in thousands)

                                                                     Nine months ended September 30,
                                                                    ----------------------------------
                                                                         1997                 1996
                                                                    -----------            -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net cash used in operating activities                            $      (161)              $(1,360)
                                                                    ------------           -----------


CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of property and equipment                                       (382)                 (190)
 Increase in investment in marketable securities                            (17)                    --
 Increase in other assets                                                   (47)                  (60)
                                                                    ------------           -----------
   Net cash used in investing activities                                   (446)                 (250)
                                                                    ------------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net borrowings (repayment) under revolving line of credit                   391               (1,389)
 Net borrowings (repayment) of long term obligations                       (397)                 1,443
 Proceeds from redemption of common stock purchase warrants                  184                 4,775
 Purchase of warrants                                                       (18)                    --
 Purchase of treasury stock                                                   --               (1,000)
 Exercise of stock options                                                     1                    11
                                                                    ------------           -----------
   Net cash provided by financing activities                                 161                 3,840
                                                                    ------------           -----------
NET INCREASE (DECREASE) IN CASH                                            (446)                 2,230

CASH AND CASH EQUIVALENTS, beginning of period                             1,170                   598
                                                                    ------------           -----------
CASH AND CASH EQUIVALENTS, end of period                            $        724               $ 2,828
                                                                    ============           ===========

          See Notes to Condensed and Consolidated Financial Statements

                    ADVANCED DEPOSITION TECHNOLOGIES, INC.

     NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                              September 30, 1997
1.)      General

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

         In the opinion of the management of the Company, the accompanying financial statements reflect all adjustments that were of a normal recurring nature necessary for a fair presentation of the Company's results of operations and changes in financial position for the three and nine month periods ended September 30, 1997 and September 30, 1996. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

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

         c.        Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                                  September 30,     December 31,
                                                      1997              1996
                                                   ----------        -----------
         Raw materials                             $    1,031        $     1,283
         Work in process and finished goods             1,116                751
                                                   ----------        -----------
                                                        2,147              2,034
         Less: Reserves for obsolescence                  329                367
                                                   ----------        -----------
                   Total                           $    1,818        $     1,667
                                                   ==========        ===========

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

3.)      Cash and Cash Equivalents

         The Company considers all investments purchased with original maturities of less than three months to be cash equivalents. Cash and cash equivalents consist of the following (in thousands):

                                            September 30,     December 31,
                                                 1997              1996
                                            -------------     ------------
               Cash                         $         301     $        218
               Cash equivalents                       424              952
                                            -------------     ------------
                        Total
                                            $         724     $      1,170
                                            =============     ============

4.)      Investment in Marketable Securities

         The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Investments" (SFAS No 115), effective January 1, 1994. As of September 30, 1997 and December 31, 1996, investments in marketable securities that were classified as available-for-sale and were recorded at fair value (which approximated cost) consisted of the following (in thousands):

                                            September 30,     December 31,
                                                1997              1996
                                            -------------     ------------
    United States Government obligations    $       1,146     $      1,143
    Common stock                                      111          -
    Corporate obligations                         -                     97
                                            -------------     ------------
             Total                          $       1,257     $      1,240
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

Recent Developments
-------------------

     The Company continues to receive favorable feedback from its customers' tests of High Energy Density ("HED") capacitor materials. These patent pending films are designed to increase the capacitance per unit volume and unit weight by up to 75% over conventional materials, resulting in improved performance at a lower net cost. The world-wide market for capacitors is in excess of $2 billion; potential applications for HED films exceed 50% of this market. During the third quarter, the Company received product approvals from one of its customers for certain HED materials and expects to ship a production order by year-end.


     In conjunction with the Company's international marketing plan for this and other new materials, the Company hired Mr. Robert Boughrum as Vice President:
Capacitor Sales and Marketing. Mr. Boughrum brings to the Company more than twenty-six years of industry experience with such market leaders as AVX, Vishay, Aerovox and Shizuki Corporation.


     The Company believes that meaningful revenues form HED materials will develop over the next 6 to 12 months. In anticipation of demand, the Company has committed to a purchase of capital equipment scheduled to be delivered during the second half of 1998. The new equipment will increase capacity by more than 100% and is designed for producing either standard film products or HED materials.

     In November, the Company announced that it had signed Letters of Intent to acquire a majority interest in Alexander Boxall S.A. ("ABSA"), located in Madrid Spain. ABSA is an AC capacitor manufacturer and one of the Company's largest customers. For the year ended December 1997, ABSA is expected to generate revenues of approximately $16,000,000 on a profitable basis. The purchase components will include cash, a subordinated convertible note, and approximately 10% of the Company's common stock. One of the current principals will remain a minority owner of ABSA and will be nominated for a seat on the Company's Board of Directors. The Company believes that this acquisition will be accretive to earnings per share. In addition, The Company believes that other strategic benefits will result from the acquisition including; stronger cash flow, an enhanced international presence, increased purchasing power, manufacturing economies of scale and an enhanced product development cycle leading to faster new product introductions. The closing of the transaction is subject to the negotiation and execution of definitive agreements, satisfactory completion of financial and other due diligence, and the receipt of any necessary consents and approvals.

Results of Operations
---------------------

Three months ended September 30, 1997 compared to Three months ended September 30, 1996

     Revenues. Revenues decreased to $1,899,000 for the three months ended September 30, 1997, from $2,528,000 for the three months ended September 30, 1996, a decrease of 25%. Revenue during the three months ended September 30, 1996, included $800,000 related to the assignment of certain of the Company's patents to Fort James Corporation, ("Fort James"), formerly known as James River Corporation. Product sales increased 10% during the three months ended September 30, 1997 compared to the three months ended September 30, 1996, due to higher sales volume of microwave food packaging products, including the BROWN & CRISP(R) product, partially offset by lower sales volume of capacitor products and lower unit prices for metallized film.

     Cost of Revenues. Cost of revenues totaled $1,793,000 (94.4% of product sales) for the three months ended September 30, 1997, compared to $1,664,000 (96.3% of product sales) for the three months ended September 30, 1996. The increase in cost of revenues was a result of additional sales into the microwave food packaging market, including the BROWN & CRISP(R) bags, partially offset by the decrease in sales to the capacitor market. The decrease in cost of revenues as a percentage of product sales was the result of increased shipments of higher-margin retail microwave products and lower manufacturing expenses, partially offset by lower selling prices for metalized film.

     Gross Profit. Gross profit decreased to $106,000 (5.6% of total revenue) for the three months ended September 30, 1997, compared to $864,000 (34.2% of total revenue) for the three months ended September 30, 1996. The decrease in gross profit, both in absolute magnitude and as a percentage of total revenue, was primarily due to the absence of royalty and licensing revenue and to a lesser extent to lower unit prices for metalized film, partially offset by increased shipments of higher-margin retail microwave products and lower manufacturing expenses.

     Selling, General and Administrative. Selling, general and administrative expenses increased to $367,000 for the three months ended September 30, 1997 (19.3% of product sales) from approximately $357,000 for the three months ended September 30, 1996 (20.7% of product sales). Higher professional fees, associated primarily with investor and public relations, was the primary reason for the increase.

     Patents and licenses amortization. Patents and license amortization increased to $37,000 for the three months ended September 30, 1997 from $11,000 for the three months ended September 30, 1996. The amortization of licenses acquired from Fort James accounted for the increase.

     Research and Development. Research and development expenses increased to $109,000 for the three months ended September 30, 1997, from approximately $78,000 for the three months ended September 30, 1996. Research and development expenditures continue to be directed primarily at new product development and improving the Company's technical capacity to produce higher resolution metallized patterns at higher volumes for existing and new applications

     Operating Profit (Loss). The Company generated an operating loss of $407,000 for the three months ended September 30, 1997, compared to an operating profit of $418,000 for the three months ended September 30, 1996. The decrease was a primarily the result of the reduction of royalty and license revenues from $800,000 for the period ended September 30, 1996, to $0 for the period ended September 30, 1997, additional amortization expense related to licenses acquired from Fort James and lower unit prices for metalized film.

     Net Interest Expense. Net interest expense decreased to approximately $45,000 for the three month period ended September 30, 1997, from $65,000 for the three month period ended September 30, 1996. The decrease was primarily the result of increased interest income as a result of additional funds being available for investment.

     Other Expense. Other expense was $32,000 during the three months ended September 30, 1997, compared to an insignificant amount for the three months ended September 30, 1996. Other expense includes the amortization of costs associated with the new financing arrangement entered into during 1996.

     Net Income (Loss). The Company generated a net loss of $484,000 for the three months ended September 30, 1997, compared to net income of $353,000 for the three months ended September 30, 1996, as a result of the factors discussed above.

Nine months ended September 30, 1997 compared to Nine months ended September 30, 1996

     Revenues. Revenues increased to $8,571,000 for the nine months ended September 30, 1997, as compared to $7,476,000 for the nine months ended September 30, 1996, a 15% increase. The increase was due to higher product sales to the microwave food packaging market, including sales of the BROWN & CRISP(R) product, partially offset by lower license and royalty fees, reduced volume for capacitor and standard packaging products, and lower unit prices for metalized film. Royalty and license fees decreased by $950,000. In this category, the Company recognized $400,000 in revenue during the nine months ended September 30, 1997 from the licensing of the Company's PMP technology.

     Cost of Revenues. Cost of revenues totaled $6,702,000 (82.0% of product sales) for the nine months ended September 30, 1997, compared to $5,433,000 (88.7% of product sales) for the nine months ended September 30, 1996. The increase in cost of revenues was a result of additional sales into the microwave food packaging market, including the BROWN & CRISP(R) bags, partially offset by the decrease in sales to the capacitor and standard food packaging markets. The decrease in cost of revenues as a percentage of product sales was the result of a change in product mix towards higher-margin retail microwave products, partially offset by lower selling prices for metalized film.

     Gross Profit. Gross profit decreased to $1,869,000 (21.8% of total revenue) for the nine months ended September 30, 1997, compared to $2,043,000 (27.3% of total revenue) for the nine months ended September 30, 1996. The decrease in gross profit in absolute terms and as a percentage of total revenue was the result of the decrease in license and royalty fees and lower unit prices for metalized film partially offset by increased sales volume of microwave food packaging materials, including the BROWN & CRISP(R).

     Selling, General and Administrative. Selling, general and administrative expenses increased to $1,194,000 for the nine months ended September 30, 1997 (14.6% of product sales) from approximately $943,000 for the nine months ended September 30, 1996 (15.4% of product sales). Higher payroll expenses and professional fees, relating primarily to investor and public relations, were the primary reasons for the increase.

     License and Patent Amortization. License and patent amortization expense increased to $109,000 for the nine months ended September 30, 1997, from $23,000 for the nine months ended September 30, 1996. The amortization of licenses acquired from Fort James accounted for the increase.

     Research and Development. Research and development expenses increased to $357,000 for the nine months ended September 30, 1997, from $201,000 for the nine months ended September 30, 1996. Research and development expenditures continue to be directed primarily at new product development and improving the Company's technical capacity to produce higher resolution metallized patterns at higher volumes for existing and new applications

     Operating Profit. The Company generated operating profit of $209,000 for the nine months ended September 30, 1997, compared to operating profit of $876,000 for the nine months ended September 30, 1996. The decrease was the result of the reduction in royalty and license fees, higher selling, general and administrative expenses, and higher license and patent amortization expenses partially offset by higher sales of retail microwave packaging products.

     Net Interest Expense. Net interest expense decreased to approximately $118,000 for the nine months ended September 30, 1997, from $180,000 for the nine months ended September 30, 1996. The decrease was primarily the result of increased interest income as additional funds were available for investment.

     Other Expense. Other expense was $58,000 during the nine months ended September 30, 1997, compared to an insignificant amount for the nine months ended September 30, 1996. Other expense includes the amortization of costs associated with the new financing arrangement entered into during 1996.

     Net Income. The Company generated net income of $33,000 for the nine months ended September 30, 1997, compared to net income of $696,000 for the nine months ended September 30, 1996, as a result of the factors discussed above.

Liquidity and Capital Resources
-------------------------------

     The Company had working capital of approximately $3,942,000 at September 30, 1997, compared to working capital of $4,032,000 at December 31, 1996. The decrease in working capital is primarily the result of the purchase of additional manufacturing equipment and the repayment of long-term debt partially offset by the exercise of approximately 78,000 Class A Redeemable Common Stock Purchase Warrants (the "IPO Warrants") in March 1997, from which the Company realized net proceeds of approximately $184,000.

     Cash used in operating activities for the nine months ended September 30, 1997, was approximately $161,000 compared to cash used in operating activities during the nine months ended September 30, 1996 of $1,360,000. Negative cash flow from operations was the result of an increase in accounts receivable and inventories due to a higher sales volume.

     In the nine month period ending September 30, 1997, the Company expended $382,000 in capital investments. The investments during 1997 were primarily for adding manufacturing capacity and increasing the efficiency of existing equipment. As of September 30, 1997, the Company has equipment purchase commitments totaling approximately $1,600,000.

     On July 14, 1996, the Company entered into a credit agreement with a bank that provides for a line of credit facility and a term loan facility (the "Credit Facilities"). The Credit Facilities enabled the Company to refinance the revolving line of credit and term debt that it had maintained with a former lender and to repay all amounts due to a former lessor of equipment to the Company. The line of credit allows the Company to borrow up to $3,000,000 based on percentages of its eligible accounts receivable, raw materials and finished goods inventories and expires on July 8, 1999. Borrowings under the line of credit bear interest at a rate per annum equal to the bank's prime lending rate plus 3/4%. The initial principal amount of the term loan was $2,600,000. The term loan bears interest at a rate per annum equal to the bank's prime lending rate plus 1% and must be repaid in 35 monthly installments of approximately $43,000, plus interest, with a balloon payment of approximately $1,083,000 due in July 1999.

     The Credit Facilities require the Company to maintain certain financial ratios and tangible net worth levels, among others. As of September 30, 1997, the Company was not in compliance with its operating cash flow covenant. The bank provided the Company with verbal notification that it waives the event of default through December 31, 1997. The Company is not in default of any other of the Credit Facility covenants.

The outstanding balances on the line of credit and the term loan were approximately $571,000 and $1,975,000, respectively.

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

Inflation
---------

     Several times during the last two years, suppliers of the film used in the Company's products experienced problems meeting demand that led to shortages and price increases. In late 1995, the shortages began to ease and prices stabilized to decrease. In 1996, supplies of film increased in quantities sufficient to meet demand and price increases abated. In 1997, there has been no material changes in supplies of film nor any significant increases in prices of film.

Business Factors
----------------

     This report may contain certain forward-looking statements that are subject to certain risks and uncertainties. These statements include statements regarding (i) the possibility and the expected effect of the ABSA acquisition by the Company; (ii) the expected effects of the Company's high energy-density capacitor film; (iii) price increases in the capacitor market; and (iv) the Company's liquidity. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the following; the Company's ability to close the ABSA acquisition on favorable terms, uncertainties regarding the performance advantages of the Company's high energy-density capacitor films, market responses to pricing actions, continued competitive factors and pricing pressures, the timely acceptance of new products, inventory risk due to shifts in market demand, the development of competing or superior technologies or products from other manufacturers, many of which have substantially greater financial, technical and other resources than the Company, dependence on key personnel, the variation in the Company's operating results, technological change, the Company's ability to develop and protect proprietary products and technologies, the availability of additional capital on acceptable terms, if at all, to fund expansion, and general economic conditions. For further information, refer to the more specific risks and uncertainties discussed throughout this report.

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

                                 Advanced Deposition Technologies, Inc.
                                 --------------------------------------
                                 Registrant


November 14, 1997                                /s/ Glenn J. Walters
-----------------                      -----------------------------------------
                                       Glenn J. Walters
                                       President

November 14, 1997                                /s/ Mark R. Thomas
-----------------                      -----------------------------------------
                                       Mark R. Thomas
                                       Chief Financial Officer

                                 Exhibit Index
                                 -------------



          Exhibit                    Description
          -------                    -----------
          27.1                       Financial Data Schedule
          99.1                       Press Release dated November 3, 1997 re:
                                     A.D. Tech Signs Letter of Intent to Acquire
                                     Majority Interest in $16 Million Electronic
                                     Component Producer
