Form 10KSB
period 1997-12-31
ADVANCED DEPOSITION TECHNOLOGIES INC
filed 1998-04-06
CIK 909963

________________________________________________________________________________
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                           _________________________
                                  FORM 10-KSB
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES  EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                        COMMISSION FILE NUMBER 1-12230
                           _________________________

                     ADVANCED DEPOSITION TECHNOLOGIES, INC.
       (Exact Name of Small Business Issuer as specified in Its charter)
                           _________________________

          Delaware                                  04-2865714
  (State of incorporation)                        (I.R.S.Employer
                                                 Identification No.)

        580 MYLES STANDISH INDUSTRIAL PARK
        TAUNTON, MASSACHUSETTS                                02780

                  (Address of  Principal  Executive Offices)
                           _________________________

                                 (508) 823-0707
                (Issuer's Telephone Number, Including Area Code)

       SECURITIES REGISTERED UNDER TO SECTION 12(B) OF THE EXCHANGE ACT:

                                              Name of Each Exchange
  Title of Each Class                         on which Registered
  -------------------                         -------------------
Common Stock                                  Boston Stock Exchange
Class B Redeemable Common                     Boston Stock Exchange
Stock Purchase Warrants

                            ________________________

     SECURITIES REGISTERED UNDER TO SECTION 12(G) OF THE EXCHANGE ACT: NONE

  Check whether the issuer (1) has filed all reports required to be filed under
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 60 days.
                              YES [_]     NO [X]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form , and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form. ___


     The Registrant had revenue of approximately $12,250,000 in its most recent fiscal year. As of March 27, 1998, 4,268,919 shares of the Registrant's Common Stock were outstanding, and the aggregate market value of the Common Stock held by non-affiliates of the Registrant, based on the average closing bid and asked prices on such date, was approximately $10,900,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The registrant hereby incorporates by reference into Part III of this report portions of its proxy statement for the 1998 annual meeting of stockholders, which will be filed within 120 days of the Registrant's fiscal year ended December 31, 1997.

Transitional Small Business Disclosure Format  Yes     No   X
                                                  ---     ----

ITEM 1.  DESCRIPTION OF BUSINESS

Overview

     Advanced Deposition Technologies, Inc. (the "Company") develops, manufactures, markets and sells standard and proprietary metallized films for energy management applications. The Company's primary markets are the electronic capacitor market and the microwave food packaging market. The Company produces metallized films by applying an ultra-thin layer or layers of vaporized metal onto different types of polymer films. The Company has the capability to print these metals at high resolutions through its proprietary Pattern Metallized Printing ("PMP") process for its patented and patent pending products. These thin films are then incorporated into a wide variety of end-use applications such as capacitors for florescent lighting, motors, power factor correction systems and microwave food packaging for pizza, popcorn, pastries, and other foods. The Company has also developed and manufactured, on a limited basis for evaluation purposes, other patented or patent pending products that use the Company's PMP technology, such as authentication holograms, electronic article surveillance tags, electrostatic discharge materials, retroreflective films, and solar protective films.

     The Company began operations in 1985 as a Massachusetts corporation supplying metallized film to the electronic capacitor industry. In 1989, the Company developed and introduced films metallized in patterns for use in microwave food packaging applications. In July 1993, the Company was reincorporated as a Delaware corporation. Since 1993, the Company has actively pursued the development of new products for the food and other industries based on its PMP process. In 1994, the Company introduced a microwave browning and crisping bag (the "ACCU-CRISP(R) Bag") made with a patented fuse susceptor metallized film, which it currently sells through retail channels.

     In December 1997, the Company acquired (the "ABSA Acquisition") 65% of the Alexander Boxall, S.A. ("ABSA"), located in Madrid, Spain. ABSA is a manufacturer of electronic capacitors with 1997 revenues of approximately $16,000,000. ABSA has been a significant customer of the Company since 1995. In January 1998, the Company reached an agreement (the "Kidamai Agreement") to purchase a majority of the capital stock of Kidamai SDN ("Kidamai") located in Kuala Lumpur, Malaysia. Kidamai is a capacitor assembler and distributor with 1997 sales of less than $1,000,000. As a result of the ABSA Acquisition and the contemplated purchase of Kidamai, the Company expects that its sales to the electronic capacitor industry will account for a significant part of its business. The Company also expects that sales of products that utilize the Company's proprietary manufacturing technologies and/or its owned or licensed patents will account for a substantial portion of its anticipated future growth in revenues. See "Acquisitions."

     Over the past year the Company has applied for new high energy density ("HED") film patents and has been notified that the claims have been allowed. These new films use the Company's proprietary PMP process to reduce weight, size, and increase reliability of standard capacitor designs. At least one customer has introduced these films in a commercial application. The Company's executive offices are located at 580 Myles Standish Industrial Park, Taunton, Massachusetts, 02780. Its telephone number is (508) 823-0707.

Markets and Products

     Since the Company's inception, the majority of the Company's sales have been to the electronic and alternating current ("AC") capacitor market. In 1989, the Company decided to find new product areas and focused on establishing itself as a technology and market leader for providing film used in microwave food packaging market. In connection with this effort, the Company developed the ACCU-CRISP(R) Bag in 1994, a consumer product that has been sold primarily over cable television channels. For the last three years, sales to the microwave food packaging market have accounted for much of the increase in the Company's sales. As a result of the ABSA Acquisition in December 1997, the Company now also produces and sells electronic capacitors and related products for the lighting and electronic equipment industries. The Company believes that it will benefit from additional technical support from ABSA that will enable the Company to more quickly develop new film technology by shortening the testing and acceptance cycle of new products. The Company also believes that the ABSA Acquisition will result in favorable economies of scale. See "Products and Processes Under Development."

     Electronic Capacitors

     Electronic capacitors store and transmit energy in electronic and electric devices present in a wide variety of items such as computers, appliances, light ballasts, automotive engines, air conditioners and audio equipment. Metallized film, such as the Company supplies, allows electronic capacitor functions in these products. The Company currently supplies film to many of the major, technically advanced manufacturers of capacitors and is one of four primary suppliers of metallized film for these applications in the United States. Beginning in 1995, using the Company's PMP process, the Company began introducing new products to the capacitor market for high energy, self-protected capacitors, also known as segmented electrode materials. In 1997, the Company introduced an HED film that is designed to allow capacitors to provide up to twice their current capacity without a significant increase in size or cost. Through ABSA, the Company manufactures a wide range of electronic capacitors and capacitor products used primarily for lighting and motor applications. See "Products and Processes Under Development."

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

     In 1994, the Company developed and patented a fuse susceptor film based on PMP technology, which it markets under the name Safety Susceptor(TM). Safety Susceptor(TM) metallized film is designed to be used in active flexible and rigid microwave food packaging to heat food more evenly, crisp the outside of food, and reduce the occurrence of cold spots. It is also designed to reduce the occurrence of package charring and the possibility of burning if a package is overheated due to human error when setting cooking time or otherwise. The Company incorporates Safety Susceptor(TM) film in its ACCU-CRISP(R) Bags. In 1996, the Company assigned its rights to 3 patents related to Safety Susceptor(TM) and other microwave food packaging products to Fort James Corporation ("Fort James"), formerly known as James River Corporation, in exchange for a cash payment of $1,200,000 and a licensing arrangement, pursuant to which the Company became a licensee of products to 27 patents, including the patent for the Safety Susceptor(TM). Under this arrangement, the Company retained an exclusive, royalty-free license for sales of certain consumer products, such as ACCU-CRISP(R) Bags. Fort James also agreed to purchase certain quantities of microwave packaging film from the Company for a five-year period, subject to certain quality control and other conditions. The Company has developed other proprietary and patented metallized films for microwave food packaging based on PMP technology that it currently sells in limited quantities for new product applications. See "Marketing and Distribution."

     The Company also sells standard metallized film for microwave packaging applications. Standard film is produced with a continuous layer of thin metal deposited onto polymer film and may be incorporated in microwave packaging to brown and crisp the exterior of food. Except with respect to the Company's consumer products, the Company generally sells metallized film packed in rolls to converters who incorporate the film into final food packages.

     In 1994, the Company introduced ACCU-CRISP(R) Bags, the Company's first consumer product, which has been sold on the QVC and Home Shopping Network cable television channels, as well as through infomercials. In 1996, the Company signed an exclusive sales and marketing agreement with a manufacturers' representative for the retail distribution of ACCU-CRISP(R) Bags that is subject to certain volume purchase requirements. The ACCU-CRISP(R) Bag and the BROWN & CRISP(R) microwave cooking bag, which are distributed by the Media Group Inc., are made using Safety Susceptor(TM) film.

     Non-Microwave Food Packaging

     Metallized film also acts as an effective barrier to oxygen, water and ultraviolet light, and is used to package non-microwavable food as a means to maintain freshness in products such as snack foods, coffee, and juice. In 1996, the Company began to de-emphasize the marketing of non-microwave food packaging due to the low margins associated with this product and the termination of the Company's purchase agreement with the Printpack Enterprises, Inc. ("Printpack").

     Printpack is a manufacturer of flexible packaging products and was a major customer to the Company during 1995. In 1995, the Company and Printpack agreed in principle to terminate certain agreements (the "Printpack Agreements") between them. On July 15, 1996, the Company and Printpack consummated a new agreement under which Printpack (i) relinquished its exclusive purchase rights to certain of the Company's patented products for microwave applications; (ii) transferred to the Company title of a high-capacity metallizer that the Company had been leasing from Printpack; and (iii) returned to the Company 297,610 shares of the Company's Common Stock that it had purchased as part of the Printpack Agreements. In return, the Company paid $1,000,000 to Printpack; granted Printpack warrants to purchase 200,000 shares of the Company's Common Stock at $4.00 per share; and agreed not to pursue any claims the Company may have had to recover $1,308,508 in costs incurred by it in 1995 for overhead and other expenses in support of certain minimum purchases by Printpack called for under the Printpack Agreements. As a result of the termination of the Printpack Agreements, the Company and Printpack released each other from the terms and conditions of the Printpack Agreements. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

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

Marketing and Distribution

     The Company markets and sells metallized capacitor film through direct factory contacts with its major customers. The Company's capacitor and capacitor products are sold through direct contacts and distributors. The Company markets and sells its microwave film products through manufacturer's representatives, technical presentations, advertising and participation in industry trade shows and conferences. In addition, the Company has entered into an exclusive management agreement with The Media Group, Inc. to market and sell the Company's ACCU-CRISP(R) Bags through retail channels. The Company may in the future enter into additional exclusive arrangements for the supply of its products to specific markets within defined territories.

     Three customers accounted for approximately 37%, 12% and 9% of the Company's total product sales in the year ended December 31, 1997. If sales to any of these customers were significantly reduced, it could have a material adverse effect on the Company's business and results of operations.

Products and Processes Under Development

     The Company's research and development activities are focused on the development of new proprietary processes and patented products and on enhancements to its production equipment. Company-funded research and development expenditures totaled approximately $324,000 and $240,000, or 2.6% and 2.3% of total revenues, during 1997 and 1996, respectively.

     The Company continues to improve its PMP process. This effort led to the introduction of, among other products, Safety Susceptor(TM) film in 1994, and HED film in 1996. The Company has enhanced its proprietary metalization process to enable high-resolution deposition (up to 130 dots per inch) of metals onto polymer film. Using this PMP process, the Company can produce film with metallized patterns that is used for logos and figures. This enhanced metalization process has resulted in the manufacture of new products such as authentication holograms, which the Company has sold on a limited basis for evaluation purposes.

     Authenticity holograms are used to detect counterfeiting of licenses, passports, and other important identification documents. Holograms are also used to reduce copyright and product piracy. The Company has two patents pending related to proposed products with a high resolution pattern of vapor deposited metal to create holographic images. The Company believes that these products can improve the security feature of certain holograms at lower costs of production. The Company's sales of authenticity holograms were immaterial during 1997 and 1996.

     In 1996, the Company developed a high energy density ("HED") metallized film using the Company's PMP process that is designed to double the capacity of electronic capacitors without a proportional increase in size or cost. In January 1997, the Company filed a patent application for this film under the name "High Energy Density Films and Capacitors Thereof" and received a notice of allowance in January 1998. As a result of favorable customer product tests, the Company has received repeat orders for HED films from customers who have used the film for the development and introduction of new products. There can be no assurances that these customers will incorporate the Company's HED films into their products.

Technology and Manufacturing Process

     The Company's corporate headquarters and one of its two manufacturing facilities are located in Taunton, Massachusetts. The Company's second manufacturing facility is located in Madrid, Spain.

     In its 30,000 square foot, film metalizing facility in Taunton, the Company currently operates three vacuum metallizers, the primary pieces of production equipment used in its manufacturing process, to metallize film used in all of its film products and film products under development. The Company has enhanced all of its vacuum metallizers with proprietary improvements to enable them to deposit vaporized metal onto plastic film in single or multiple coatings and in patterns. Variations in metal thickness and patterns will influence and modify different energy spectrums. In 1997, the Company announced that it had entered into a purchase agreement to increase its production capacity with new equipment. The Company believes that this new equipment and modifications to current production processes can double capacity by the first quarter of 1999.

     In its 23,000 square foot, capacitor manufacturing facility in Madrid, the Company operates many types of winding and assembly equipment, the primary pieces of equipment in the manufacture of electronic capacitors. Much of the equipment in the Madrid facility has been extensively engineered to maximize its production efficiency and the Company is currently engaged in a year long program to double its capacity. See "Markets and Products."

     Within a vacuum metallizer, rolls of plastic film are fed through a vacuum chamber where a metal vapor, usually aluminum or zinc, is deposited onto the film. After cooling, the film is cut to customer specifications using automated slitters, and then packaged and shipped to customers in the form of boxed rolls of film. The manufacture of capacitors incorporates two primary operations; the winding of metallized film into the required capacitor size and the subsequent encapsulation of the windings into various containers. The Company has implemented automated computer processes and quality control checks throughout its production processes. With respect to the Company's ACCU-CRISP(R) Bags, the Company subcontracts printing and laminating functions to unaffiliated third parties, who complete the manufacture of the bags using the Company's metallized film.

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

Sources of Supply

     There are multiple suppliers of base polymer film for the manufacture of metallized film, of metallized film for the production of electronic capacitors, and of other raw materials used in the Company's manufacturing processes. The Company seeks to maintain inventories and close working relationships with its suppliers to ensure timely and reliable delivery. In 1994 and 1995, suppliers of base polymer film used in the Company's products experienced capacity problems which led to film shortages and price increases. These shortages began to abate in late 1995. Supplies of base polymer film, metallized film and other raw materials used by the Company are currently available in sufficient quantities and acceptable prices. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

Patents and Proprietary Technology

     The Company has been granted 9 patents and has 8 patent applications pending in the U.S. Patent and trademark office. Most of the patents and patent applications pertain to vaporized metals deposited onto substrates and products, such as the Company's ACCU-CRISP(R) Bags and security holograms. The Company also has 2 patent disclosures for which patent applications are in process. In addition, the Company has several pending patent applications in Europe and Japan. The Company's patent and trade secret rights are of material importance to the Company and its future prospects. To date, no legal action has been initiated against the Company for infringement of patents. The Company also relies on trade secrets that it seeks to protect, in part, through confidentiality agreements with employees, consultants and other parties.

Insurance

     The Company maintains coverage for the customary risks inherent in the operation of a manufacturing facility, the supply of home-use products, and business in general.

Competition

     The electronic capacitor film market is highly competitive in respect to quality, delivery time and price. The Company believes that it competes effectively with respect to each of these factors. The Company's competitors in the metallized film industry have substantially greater financial, marketing, technical and other resources than the Company. In addition, the Company's primary competitors in the capacitor film market produce their own polymer film. The Company's primary competitors are Steinerfilm, Inc., Bolmet, Inc., a subsidiary of Bollore of France, and Toray Plastics, Inc. See "Sources of Supply."

     In the capacitor products market, there are numerous suppliers and customers world-wide. The electronic capacitor products market is also highly competitive in respect to quality, delivery time and price. The Company believes it competes effectively with respect to each of these factors.

     The microwave food packaging industry is competitive and subject to changes in the types of food products requiring packaging, food preparation, and methods of preparing and cooking food. The Company's success will depend, in part, on its ability to provide high quality, cost-effective metallized film for packaging, establish continuing relationships with food packaging companies and packaging distributors and respond to the changing needs of the marketplace in order to compete successfully in this industry. The Company competes with numerous local, regional and national providers of food packaging and food packaging supplies. Competition in this industry is based upon quality of metallized film, technological improvement, service and price. The Company believes it competes effectively with respect to each of these factors.

Employees

     As of March 1, 1998, the Company had 195 full-time employees, 139 of which are located at the ABSA facility in Madrid. Of the total employees, six were executive officers, two of whom also perform research and development and marketing functions. A total of 20 employees were involved with selling and administration and the remaining were involved with manufacturing. None of the Company's employees at its Taunton facility are represented by a labor union. The employees at the ABSA facility in Madrid are represented by a nine-member work council who are mostly members of the Spanish trade union, "Comisiones Oberas." ABSA's labor relations are governed by the Collective Bargaining Agreement on metal activities currently in force in the Madrid region, which sets forth suggested annual salary increases in accordance with increases in the consumer price index. Management believes that its relationships with its employees are satisfactory.

Acquisitions

     In December 1997, the Company purchased (the "ABSA Acquisition") 65% of the capital stock of ABSA. The Company purchased 50% of the capital stock of ABSA from Pedro Nunez-Barranco Guembe and the remaining 15% from Alexander Peter Boxall. The remaining 35% of ABSA stock is owned by Mr. Boxall. As part of the purchase price for his shares, Mr. Nunez-Barrance Guembe received a $990,000 note from the Company that is payable in December 1999. If ADT fails to pay Mr. Nunez-Barranco Guembe in 1999, Mr. Nunez-Barranco Guembe has the option to receive (i) his 50% interest in ABSA, provided he returns $2,800,000 in cash to the Company, or (ii) liquidated damages of $340,000. Upon the closing of the ABSA Acquisition, Mr. Boxall became a director of the Company and Managing Director of ABSA. The ABSA Acquisition has been accounted for under the purchase method whereby the Company has been deemed to have acquired ABSA for financial reporting purposes. In the Company's 1996 and 1997 fiscal years, Company sales to ABSA amounted to approximately $453,000 and $602,000, respectively.

     In addition to the ABSA Acquisition, the Company also reached an agreement to purchase a majority of the capital stock of Kidamai SDN ("Kidamai"), a capacitor assembly company with 1997 sales of less than $1,000,000. The Company anticipates that this transaction will be consummated during the second quarter of 1998. Kidamai SDN would be a subsidiary of ABSA and would be purchased by the Company through the forgiveness of certain amounts due ABSA for product sales. It is anticipated that the amount forgiven will be less than $500,000. Kidamai has a capacitor assembly facility located in Kuala Lampur, Malaysia.


ITEM 2. DESCRIPTION OF PROPERTY.

  The Company maintains its principal executive offices and its metalizing operations in an approximate 30,000 square foot leased facility in Taunton, Massachusetts. The Company pays rent and real estate taxes, which combined currently amount to approximately $22,000 per month, (excluding utilities). The lease expires on March 31, 2004. The Company's capacitor manufacturing operations are maintained in an approximate 23,000 square foot leased facility in Madrid, Spain. The Company pays rent to an affiliate of approximately $14,000 per month plus utilities and taxes pursuant to a lease that expires on December 31, 2006.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock has been traded on the over-the-counter market through the National Association of Securities Dealers Automated Quotation System ("NASDAQ") since September 10, 1993. The Company's Common Stock is also traded on the Boston Stock Exchange (the "BSE"). The Company's Class B Redeemable Common Stock Purchase Warrants (the "Class B Warrants) have been traded on the NASDAQ and the BSE since July, 1996. As of March 31, 1997, there were approximately 2,360 beneficial holders of the Company's Common Stock.

     The following table sets forth the range of high and low bid prices for the Common Stock and Class B Warrants as reported by NASDAQ from January 1, 1996. These prices reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

                                                             Common Stock             Class B  Warrants
                                                      -------------------------   -------------------------
                                                           High          Low           High          Low
                                                        ---------     ---------     ---------     ---------
1996
     First Quarter                                         $ 6.625       $ 2.375            --            --
     Second Quarter                                        $ 6.375       $ 4.625            --            --
     Third Quarter                                         $  5.50       $  4.25       $1.5625       $ 0.875
     Fourth Quarter                                        $4.8125       $ 2.875       $  1.25       $  0.50

1997
     First Quarter                                         $ 6.125       $3.5625       $  1.75       $0.6875
     Second Quarter                                        $5.0625       $  3.25       $1.3125       $0.3125
     Third Quarter                                         $ 4.625       $  3.00       $0.6875       $0.3125
     Fourth Quarter                                        $  4.75       $3.5625       $ 0.625       $  0.25

1998
     First Quarter                                         $ 4.313       $  3.00       $  0.25       $  0.10

     The Company has never paid cash dividends. The Company currently expects to retain all future earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company's financing arrangement with its principal lender prohibit the payment of cash dividends by the Company. See "MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

     In December 1997, in connection with the ABSA Acquisition, the Company issued 280,000 shares of its Common Stock held in treasury to Mr. Boxall. The Company relied on the exemption from the registration provisions of the Securities Act of 1933, as amended, set forth in Section 4(2) thereof relative to this transaction. See "Description of Business - Acquisitions."

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     During 1997, the Company acquired a majority interest in ABSA, a capacitor manufacturing company with 1997 sales of approximately $16,000,000 and net income of approximately $800,000. The Company believes that the ABSA Acquisition will provide it with greater cash flow, improved economies of scale for its metalizing operations, improved purchasing power, greater access to global markets, and an enhanced ability to develop new materials for the capacitor industry. As a result of the ABSA Acquisition, the Company believes that its consolidated revenue in 1998 will increase by 100% over 1997. See "Description of Business - Acquisitions."

     The Company, excluding the impact of the ABSA Acquisition, recorded record revenues in 1997 and increased its product sales by more than $3,500,000. Although income from operating activities in 1997, excluding revenues associated with technology transfers, improved by $832,000 from 1996, the Company generated a net loss due to significantly less technology revenue, continued low margins in its metallized film operations and lower sales to the capacitor industry. Also contributing to the net loss during 1997 was the Company's program to re-engineer its production processes and manufacturing control systems, and to upgrade its production facility in Taunton, Massachusatts. The Company believes that the results of this program have been increased effective manufacturing capacity, improved process controls, and higher quality products.

     The Company was also awarded "Technology of the Year" and "Package of the Year" awards from the Association of Industrial Metallizers, Coaters and Laminators ("AIMCAL"). It was the first time in AIMCAL's history that both awards have gone to one company. The Company received favorable results from customer testing of its HED materials and has begun shipping production size orders. Several customers have begun developing new products from HED materials. There can be no assurance that these customers will continue to incorporate the Company's HED films into their products.

RESULTS OF OPERATIONS

     Years Ended December 31, 1997 and 1996

     Total Revenue. Total revenue increased by 16.4% during 1997 to $12,250,000 compared to $10,523,000 in 1996. Product sales during 1997 were approximately $11,750,000 compared to $7,773,000 in 1996, a 51.2% increase. Total revenue in 1997 included $400,000 related to the licensing of PMP technology and $100,000 for consulting services. Total revenue in 1996 included $2,750,000 related to the assignment of certain of the Company's patents to Fort James. Included in the revenue recognized under the sale of the patents to Fort James was $1,550,000 representing the value of certain licenses received, and $1,200,000 in cash received during 1996. The ABSA Acquisition did not have a significant impact on 1997 revenue or net income.

     Product sales of the Company's primary products, metallized film and packaging products, including sales of ACCU-CRISP Bags, totaled $11,374,000 during 1997 compared to $7,773,000 in 1995, a 46.3% increase. The increase was due to higher unit shipments of microwave food packaging products and metallized film. Sales of metallized capacitor film decreased by 27% in 1997 due to reduced shipments and lower prices. The ABSA Acquisition added $376,000 in revenue during 1997.

     Cost of Revenues. Cost of revenues increased to $10,102,000 in 1997 (85.9% of product sales) from $7,257,000 (93.4% of product sales) in 1996. The increase in cost of revenues resulted from increased sales of microwave food packaging and film products, partially offset by lower sales of capacitor products. Cost of revenues as a percentage of product sales declined in 1997 due primarily to a change in product mix towards relatively higher margin retail microwave food packaging products and away from lower margin metallized film products.

     Gross Profit. Gross profit decreased to $2,148,000 (17.5% of total revenue) in 1997 from $3,266,000 (31.0% of total revenue) in 1996 due primarily to the decline in revenue associated with the assignment of certain patent rights to Fort James in 1996, from $2,750,000 in 1996 to zero in 1997. Partially offsetting this decline was an increase in gross profit generated from product sales to $1,648,000 in 1997 from $516,000 in 1996.

     Selling, General and Administrative. Selling, general and administrative expenses increased to $1,782,000 (15.2% of product sales) in 1997 from $1,378,000 (17.7% of product sales) in 1996 due to higher payroll expenses, additional reserves for doubtful accounts receivable and the consolidation of ABSA expenses. These increases were partially offset by the non-recurrence of non-cash charges recognized in 1996 related to the issue of certain Common Stock purchase warrants.

   Research and Development. Direct research and development expenses increased to $324,000 (2.8% of product sales) in 1997 from $240,000 (3.1% of product sales) in 1996. During 1997 and 1996, the Company directed its research and development efforts at expanding its technical capacity to produce higher resolution metallized patterns at higher volumes for electronic, security, holographics, retroreflective and microwave materials.

   Amortization of Intangible Assets. Amortization of intangible assets increased to $154,000 in 1997 from $93,000 in 1996 due primarily to additional amortization expenses related to the acquisition of the Fort James licenses.

     Operating Income (Loss). The Company generated an operating loss of $112,000 in 1997 compared to operating income of $1,555,000 in 1996. The decrease in operating income was primarily due to the decline in revenue related to the assignment of certain patent rights to Fort James in 1996, from $2,750,000 in 1996 to zero in 1997. This decline was also due to higher selling, general and administrative expenses and was partially offset by an increase in gross profit generated from increased product sales.

     Interest Income (Expense). Interest income increased to $91,000 in 1997 from $72,000 in 1996 due to higher average cash balances available for investment. Interest expense totaled $274,000 in 1997, compared to $266,000 in 1996 due higher average loan balances.

     Other Expense. Other expense was $63,000 during 1997 compared to $61,000 in 1996. In 1997, other expense was primarily attributable to the amortization of the costs associated with the Company's new financing arrangement with its principal lender, while in 1996 other expense was related to the write-down of capitalized patent costs associated with the assignment of certain patents to Fort James. See "Liquidity and Capital Resources."

     Income Taxes. Income taxes increased to $4,000 in 1997 from zero in 1996. Income taxes in 1997 were attributable to income generated by the operations of ABSA.

     Minority Interest. Minority interest increased to $3,000 in 1997 due to the minority interest in ABSA's net income.

     Net Income (Loss). The Company generated a net loss of $365,000 in 1997 compared to a net income of $1,300,000 in 1996 as a result of the factors set forth above.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had working capital of $1,705,000 at December 31, 1997 compared to working capital of $4,212,000 at December 31, 1996. The decrease in the Company's working capital position resulted from the ABSA Acquisition and was partially offset by the exercise of approximately 73,000 Class A Common Stock purchase warrants.

     Cash provided by operating activities for the year ended December 31, 1997 was $177,000 compared to cash used by operating activities of $1,421,000 during 1996. The change in operating cash flow was primarily the result of greater cash sales and an increase in accounts payable, partially offset by increases in accounts receivable and inventory, and a decrease in accrued expenses.

    During the year ended December 31, 1997, the Company invested $624,000 in equipment, not including equipment acquired in the ABSA Acquisition, for the expansion of capacity to produce metallized films. At present, the Company has purchase commitments totaling $1,800,000 for capital equipment scheduled for delivery in the second and fourth quarters of 1998, which the Company expects will be financed primarily through additional bank debt. Additional expenditures during 1998 and 1999 are projected to be approximately $500,000. It is expected that the combined committed and projected investments will provide enough capacity to double the levels of 1997 production at each of the Company's manufacturing facilities.

     In December 1997, the Company acquired 65% of the capital stock of ABSA from two shareholders of ABSA. The ABSA Acquisition was financed with $1,800,000 in cash; a $1,000,000 bridge loan (the "Bridge Loan"); a $990,000 note payable and 280,000 shares of the Company's Common Stock. The ABSA Acquisition was accounted for under the purchase method. The Bridge Loan is from the Company's principal lender and bears interest at the bank's prime lending rate plus 1.25% per annum and is due, with all unpaid interest, on June 18, 1998. The note payable to the former shareholder bears interest at 5.39% per annum and is due, with all unpaid interest, on December 19, 1999. If the Company fails to pay this note, such shareholder has the option to receive his 50% interest in ABSA provided he returns the $2,800,000 in cash he received to the Company, or liquidated damages of $340,000.

     On July 8, 1996, the Company refinanced its term debt and revolving line of credit with a bank. The replacement term debt and revolving line of credit financing from the new bank allowed the Company to repay all amounts due the Company's former bank and to Printpack. The Company's new revolving line of credit bears interest at the bank's prime rate of interest plus 3/4% and is secured by substantially all of the Company's assets. This revolving line of credit facility provides for borrowings up to a maximum of $3,000,000, based on the Company's eligible accounts receivable and inventory, and expires on July 8, 1999. As of December 31, 1997, the revolving line of credit had an outstanding balance of approximately $974,000 and bore interest at 9.25% per annum. The Company has a term loan with the same bank that bears interest at the bank's prime rate of interest plus 1%, is secured by substantially all of the Company's assets and matures on July 8, 1999. The term loan agreement calls for monthly principal payments of $43,333 plus accrued interest and a balloon payment of $1,083,333 on the maturity date. The term loan had a balance of approximately $1,845,000 on December 31, 1997 and bore interest at the rate of 9.50% per annum. In connection with the purchase of ABSA, the Company received the Bridge Loan. The Bridge Loan is secured by the ABSA shares owned by the Company. At December 31, 1997, the Bridge Loan bore interest at 9.75% per annum. At December 31, 1997, the Company was not in compliance with certain of the financial covenants of the bank loans. The bank has agreed to waive the events of default relating to these covenants until January 1, 1999.

     In May 1996, the Company commenced a special exercise period during which it temporarily reduced the number of redeemable common stock purchase warrants (the "IPO Warrants") required to purchase one share of Common Stock from two IPO Warrants to one IPO Warrant. In addition, any holder who exercised an IPO Warrant during the special exercise period also received one Class B Warrant for no additional consideration. Each Class B Warrant is exercisable at $5.00 per share until May 12, 1998. After the special exercise period, two IPO Warrants were again required to purchase one share of Common Stock. In July 1996, the Company received approximately $4,738,000 in net proceeds from exercises of approximately 1,044,000 IPO Warrants during this special exercise period. In March 1997, the Company received approximately $184,000 in net proceeds from the exercise of approximately 37,000 IPO Warrants.

     On March 25, 1996, the Company and Printpack entered into a written agreement which set forth the terms of the termination of the Printpack Agreements and the resolution of the outstanding billings totaling $1,308,000 for overhead and other expenses incurred by the Company in support of certain minimum purchases from Printpack called for in the Printpack Agreements. On July 15, 1996, the Company and Printpack consummated a new agreement under which Printpack relinquished its exclusive purchase rights to certain of the Company's patented products for microwave applications; transferred to the Company title of a high-capacity metallizer which the Company had been leasing from Printpack; and returned to the Company 297,610 shares of the Company's Common Stock it had purchased as part of the original Agreements. The Company paid $1,000,000 to Printpack; granted Printpack warrants to purchase 200,000 shares of the Company's Common Stock at $4.00 per share; and agreed not to pursue any claims the Company may have had pursuant to the $1,308,000 of cost recovery billings invoiced to Printpack in 1995.

     Management does not believe that cash flow from operations, together with its current reserves of cash and its working capital facility, will be sufficient to pay all amounts due under the Bridge Loan on June 18, 1998 and also to meet the Company's other cash requirements. Management is currently involved in discussions with the bank to restructure the Bridge Loan and its term debt.

Recent Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board issued two new disclosure standards. Results of operations and financial position will be unaffected by the implementation of these new standards.

     Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income, its components, and accumulated balances. Comprehensive income is defined to include all changes in owners equity except those resulting from investments by owners and distribution to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

     Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosure about Segments of an Enterprise and Related Information", which supercedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas, and major customers. SFAS

No. 131 defines operating segments as components of an enterprise about which financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

     Both of these new standards are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Due to the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, they may have on future financial statement disclosures.

Seasonal Revenues

     Historically, the Company experienced lower sales of metallized film to the electronic capacitor market during the third quarter, particularly in July. Based on market research conducted by the Company, it believes that demand for the Company's other products, including microwave food packaging and electronic capacitor products, do not experience similarly timed seasonal variations and will, in the future, offset third quarter seasonal lower sales to the capacitor market.

Inflation

     Several times during 1994 and 1995, suppliers of film used in the Company's products have experienced problems meeting demand that led to shortages and price increases. In late 1995, supplies of film increased in quantities sufficient to meet demand and price increases abated.

Impact of the Year 2000 Issue.

     The Year 2000 Issue refers to potential problems with computer systems or any equipment with computer chips or software that use dates where the date has been stored as just two digits (e.g., 97 for 1997). On January 1, 2000, any clock or date recording mechanism incorporating date sensitive software which uses only two digits to represent the year may recognize a date using 00 as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar business activities.

     The Company has conducted a review of its internal information systems to determine the extent of any Year 2000 problem. Based on such review, the Company does not currently believe that it has material exposure to the Year 2000 Issue with respect to its own information systems, since its existing systems correctly define the year 2000.

     The Company is in the process of contacting its major suppliers and customers in an effort to determine the extent to which the Company may be vulnerable to those parties' failure to timely correct their own Year 2000 problems. To date, the Company is unaware of any situations of noncompliance that would materially adversely affect its operations or financial condition. There can be no assurance, however, that instances of noncompliance which could have a material adverse effect on the Company's operations or financial condition will not be identified; that the systems of other companies with which the Company transacts business will be corrected on a timely basis; or that a failure by such entities to correct a Year 20000 problem or a correction which is incompatible with the Company's information systems would not have a material adverse effect on the Company's operations or financial condition.

Business Factors

     This report may contain certain forward-looking statements that are subject to certain risks and uncertainties. These statements include statements regarding (i) the expected effects of the Company's products and products in development; (ii) the Company's ability to realize economies of scale and to expand its sales and its production capacity; (iii) the possibility and the expected effect of the Kidamai acquisition; and (iv) the Company's liquidity. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the following: uncertainties regarding the performance advantages of the Company's products and products in development, market responses to pricing actions, continued competitive factors and pricing pressures, the timely acceptance of new products, inventory risk due to shifts in market demand, the development of competing or superior technologies or products from other manufacturers, many of which have substantially greater financial, technical and other resources than the Company, the Company's ability to close the Kidamai acquisition on favorable terms, dependence on key personnel, the variation in the Company's operating results, technological change, the Company's ability to develop and protect proprietary products and technologies, the availability of additional capital on acceptable terms, if at all, to fund expansion, and general economic conditions. For further information, refer to the more specific risks and uncertainties discussed throughout this report.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Item 13 below and the index therein for a listing of the financial statements and supplementary data as filed as part of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On August 12, 1996, by mutual understanding with the Company, Arthur Andersen LLP ("Arthur Andersen") advised the Company that Arthur Andersen would no longer serve as the Company's independent accountants.

     Arthur Andersen's reports on the financial statements for the years ended December 31, 1995 and December 31, 1994 did not contain an adverse opinion or a disclaimer of opinion, and were not modified as to uncertainty, audit scope, or accounting principles. Arthur Andersen's report on consolidated financial statements for the year ending December 31, 1995 contained an explanatory paragraph relating to the uncertainty regarding the Company's ability to continue as a going concern due to its working capital deficiency and the expiration of the Company's banking arrangement.

     Arthur Andersen disagreed with the Company's accounting for the termination of lease agreement contained in the Company's Form 10-Q for the quarter ended March 30, 1996 as filed on May 20, 1996. In response, the Company filed an amended Form 10-Q for such quarter in which it restated its consolidated financial statements to reverse the gain recorded on the termination of the lease agreement. Accordingly, the Company believes that Arthur Andersen now agrees with the Company's accounting for the termination of the exclusivity agreement.

     On February 12, 1997, the Company engaged BDO Seidman, LLP ("BDO Seidman"), as its independent accountants. In October 1996 the Company sought guidance from BDO Seidman regarding the proposed accounting treatment for a significant transaction with Fort James which involved recognition of revenues from the sale of patents to Fort James. BDO Seidman concurred with the Company's proposed treatment of this matter.

     Except as stated above, during the two most recent fiscal years and through February 12, 1997, the Company has not consulted with BDO Seidman on items which either (1) involved the application of accounting principles to a specified transaction, either completed or proposed; or (2) concerned the subject matter of a disagreement or reportable event with the former independent accountants, as described in Regulation S-K, Item 304(a)(2) under the Securities Act of 1993, as amended, and the Securities Exchange Act of 1934, as amended.

     The Company has authorized Arthur Andersen to respond fully to any inquiries of BDO Seidman concerning the accounting treatment of the termination of the exclusivity agreement.

     Neither the Board of Directors, nor any other committee, discussed the disagreement with Arthur Andersen. The Board of Directors approved the change in independent accountants.

PART III

   Items 9 through 12 are incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission.

ITEM 13.    EXHIBITS, LIST AND REPORTS ON FORM 8-K

     (a) (1)    Financial Statements.   The consolidated financial statements
required to be filed in Item 8 herewith are as follows:

                                                                                                           Page
                                                                                                           ----
Report of Independent Certified Public Accountants BDO Seidman, L.L.P............................           F-2
Consolidated Balance Sheets as of December 31, 1997 and 1996.....................................    F-3 to F-4
Consolidated Statements of Operations for the years ended December 31, 1997 and 1996.............           F-5
Consolidated Statements of Stockholders' Equity for the Years Ended December 31,
 1997 and 1996...................................................................................           F-6
Consolidated Statements of Cash Flows for the years ended December 31, 1997 and 1996.............           F-7
Notes to Consolidated Financial Statements.......................................................    F-8 to F-32

     (a) (2)    The following exhibits are filed herewith:

EXHIBIT NUMBER           TITLE
--------------           -----
 3b                      Amended and Restated Bylaws.
10ll                     Modification No. 1 to Revolving Credit and Term Loan
                         Agreement dated as of December 18, 1997 between the
                         Company and National Bank of Canada.

21                       Subsidiaries of the Company.
23                       Consent of BDO Seidman, L.L.P.
27                       Financial Data Schedule.

     (a) (3)    The following exhibits are incorporated by references herein:

             (i) The following exhibit was filed as Appendix C of the Company's
Schedule 14(A) for the meeting held on May 22, 1997 (Commission file number 1-12230), and is incorporated herein by refernce:

Exhibit Number           Title
--------------           -----
   *  10ii               1993 Stock Option Plan.

            (ii) The following exhibits were filed on Exhibits 2.1 and 2.2 of the Company's Form 8-K filed with the Securities and Exchange Commission on January 5, 1998 (Commission file number 1-12230) and are incorporated herein by reference:

Exhibit Number           Title
--------------           -----
           10jj          Share Purchase Agreement, dated December 19, 1997,
                         between the Company and Pedro Nunez-Barranco Guembe.
           10kk          Share Purchase Agreement, dated December 19, 1997,
                         between the Company and Alexander Peter Boxall.

           (iii) The following exhibit was filed as part of the Company's S-3
Registration Statement 33-98400) declared effective by the Securities and Exchange Commission on May 13, 1996, and is incorporated herein by reference:

EXHIBIT
NUMBER                   TITLE
------                   -----
4a                       Form of Warrant Agreement between the Company and
                         American Securities Transfer, Incorporated with
                         description of Warrant Certificate included.

           (iv) The following exhibits, required by Item 601 of Regulation S-B, were filed with the Company's 10-KSB for the years ended December 31, 1994 (Commission file number 1-12230), and are herein incorporated by reference:



EXHIBIT
NUMBER                    TITLE
------                    -----
*10gg                     1994 Formula Stock Option Plan.
 10hh                     Security Agreement with Eastern Bank dated April 3,
                          1995.




           (v) The following exhibits were filed as part of the Company's SB-2 Registration Statement (33-66324-B) declared effective by the Securities and Exchange Commission on September 10, 1993, and are incorporated by reference herein:


Exhibit
Number      Title
-------     -----

3a          Certificate of Incorporation.
3c          Certificate of Agreement of Merger between Advanced Dielectric Technologies, Inc., a
            Massachusetts corporation ("Advanced Dielectric") and the Company, dated July 15, 1993.
4a          Included in Exhibits 3a and 3b.
4c          Form of Representative's Warrant Agreement with the Form of Warrant attached thereto.
4d          Form of Warrant Agreement between the Company and American Securities Transfer, Incorporated
            (includes Specimen Warrant Certificate)
*10q        Form of Employment Agreement between the Company and Glenn J. Walters.
*10r        Form of Consulting Agreement between the Company and Gordon E. Walters.
10s         Form of Employee Secrecy, Invention and Non-Competition Agreement between Advanced Dielectric
            Technologies, Inc. and certain employees.
*10u        Collaboration Agreement between Advanced Dielectric Technologies, Inc. and Officine
            Galileo, S.p.A. ("Galileo"), dated December 19, 1986 and amended May 31, 1988.
10u         Collaboration Agreement between Advanced Dielectric Technologies, Inc. and Galileo, dated
            August 3, 1992.
10v         Transfer of Technology Agreement between Advanced Dielectric and Centro Tecnologie
            Del Vuoto, dated June 18, 1993.
10w         Securities Purchase Agreement between Advanced Dielectric, Glenn J. Walters, Printpack
            Enterprises, Inc. ("Printpack") and Gordon E. Walters, dated September 1992.
10x         New Metallizer Agreement between Advanced Dielectric and Printpack, dated September 1992.
10y         Purchase and Tolling Agreement between Advanced Dielectric and Printpack dated
            September 1992.
10z         Lease between Advanced Dielectric and Condyne Realty Inc., f/k/a/ CD-Tech Realty Trust,
            dated September 4, 1985 and modified June 28, 1991.
28a         Form of Agreement between the Representative and the Company's officers, directors and
            Stockholders with respect to the transferability of shares.
28b         Form of Financial Advisory and Consulting Agreement between the Company and the
            Representative.


* These reports relate to a management control or compensatory plan or arrangement.

   (b)  Reports on Form 8-K: Not applicable.

                                   SIGNATURES

     IN ACCORDANCE WITH SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          ADVANCED DEPOSITION TECHNOLOGIES, INC.

                                          BY: /s/   GLENN J. WALTERS
                                              --------------------------------
                                              Glenn J. Walters
                                              President and Chief Executive
                                              Officer
Date: April 1, 1998

      IN ACCORDANCE WITH SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS, ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

NAME                          CAPACITY                             DATE
----                          --------                             ----

/s/ Glenn J. Walters          President and Chief Executive        April 1, 1998
--------------------------    Officer and Director (Principal
    Glenn J. Walters          Executive Officer)


/s/ Mark R. Thomas            Chief Financial Officer              April 1, 1998
--------------------------    and Director (Principal Financial
    Mark R. Thomas            and Accounting Officer)


/s/ Robert M. Pozzo            Director                            April 1, 1998
--------------------------
    Robert M. Pozzo

/s/ John J. Moroney            Director                            April 1, 1998
--------------------------
    John J. Moroney

/s/ Alexander Boxall           Director                            April 1, 1998
--------------------------
    Alexander Boxall

                                   ADVANCED DEPOSITION TECHNOLOGIES, INC.
                                                           AND SUBSIDIARY

                               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                   F-2


CONSOLIDATED FINANCIAL STATEMENTS:

     Balance sheets                                           F-3 to F-4

     Statements of operations                                        F-5

     Statements of stockholders' equity                              F-6

     Statements of cash flows                                        F-7

     Notes to financial statements                           F-8 to F-32

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Stockholders and Board of Directors of Advanced Deposition Technologies, Inc.


We have audited the accompanying consolidated balance sheets of Advanced Deposition Technologies, Inc. and subsidiary as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced Deposition Technologies, Inc. and subsidiary at December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.



Boston, Massachusetts
March 6, 1998                                            /s/ BDO Seidman, LLP

                                   ADVANCED DEPOSITION TECHNOLOGIES, INC.
                                                           AND SUBSIDIARY

                                              CONSOLIDATED BALANCE SHEETS
                                                                     (NOTE 2(b))
================================================================================

                                                        (In Thousands,)
December 31,                                         1997            1996
================================================================================

ASSETS (Note 4)

CURRENT ASSETS:
 Cash and cash equivalents (Note 2(c))             $   919         $ 1,170
 Investment in marketable securities (Notes 2(e)       155           1,240
  and 12)
 Accounts receivable, net of allowances
  for doubtful accounts of $135 in 1997
  and $136 in 1996                                   7,084           1,453
 Inventories (Note 2(f))                             3,347           1,667
 Prepaid expenses and other                             69             123
--------------------------------------------------------------------------------

   Total current assets                             11,574           5,653
--------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT, at cost (Notes 2(g) and 4):
 Machinery and equipment                             8,286           7,286
 Furniture and fixtures                                738             320
 Leasehold improvements                                392             264
 Vehicles                                               51               -
 Software                                               99               -
--------------------------------------------------------------------------------

                                                     9,566           7,870

 Less - accumulated
  depreciation and amortization                      3,235           2,681
--------------------------------------------------------------------------------

   Net property and equipment                        6,331           5,189
--------------------------------------------------------------------------------

OTHER ASSETS, net of accumulated
  amortization (Notes 2(h), 3 and 7)                 6,038           1,740
--------------------------------------------------------------------------------

   Total assets                                    $23,943         $12,582
================================================================================

                    See accompanying notes to consolidated financial statements.

                                   ADVANCED DEPOSITION TECHNOLOGIES, INC.
                                                           AND SUBSIDIARY

                                              CONSOLIDATED BALANCE SHEETS
                                                  (NOTE 2(b)) (Continued)
================================================================================

                                                        (In Thousands)
December 31,                                         1997            1996
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

 Bridge financing (Note 4)                         $ 1,000         $     -
 Due to financial institutions (Note 4)              3,709               -
 Accounts payable                                    4,092             802
 Accrued expenses                                      543             113
 Current maturities of long-term
   obligations (Note 4)                                525             526
--------------------------------------------------------------------------------

   Total current liabilities                         9,869           1,441

LONG-TERM OBLIGATIONS:
 Revolving line of credit (Note 4)                     974             180
 Long-term obligations, net of current
   maturities (Note 4)                               2,324           1,854
--------------------------------------------------------------------------------

   Total liabilities                                13,167           3,475
--------------------------------------------------------------------------------

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY           795               -
--------------------------------------------------------------------------------
COMMITMENTS (Notes 5 and 6)

STOCKHOLDERS' EQUITY (Note 8):
 Preferred stock, $.01 par value, authorized
  - 1,000,000 shares,
  issued and outstanding - none                          -               -
 Common stock, $.01 par value, authorized
  - 10,000,000 shares,
  issued - 4,280,560 and 4,226,910, outstanding
  - 4,262,950 and
  3,919,300 in 1997 and 1996, respectively              43              42
 Common stock purchase warrants                      1,594           1,691
 Additional paid-in capital                          9,581           9,289
 Accumulated deficit                                (1,153)           (788)
 Foreign currency translation adjustment               (19)              -
--------------------------------------------------------------------------------

                                                    10,046          10,234
 Less treasury stock, 17,610 and 307,610
  shares, at cost in 1997 and 1996, respectively       (65)         (1,127)
--------------------------------------------------------------------------------

   Total stockholders' equity                        9,981           9,107
--------------------------------------------------------------------------------

   Total liabilities and stockholders' equity      $23,943         $12,582
--------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.

                                   ADVANCED DEPOSITION TECHNOLOGIES, INC.
                                                           AND SUBSIDIARY

                                     CONSOLIDATED STATEMENT OF OPERATIONS
                                                              (NOTE 2(b))
================================================================================

                                                   (In Thousands, Except
                                                  Share and Per Share Data)
December 31,                                        1997            1996
================================================================================

REVENUES (Notes 2(k) and 12):
 Product sales                                    $11,750         $ 7,773
 Royalties, license and other (Note 6)                500           2,750
-------------------------------------------------------------------------------

   Total revenues                                  12,250          10,523

COST OF REVENUES                                   10,102           7,257
-------------------------------------------------------------------------------
   Gross profit                                     2,148           3,266

SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES (Note 2(d))                             1,782           1,378

RESEARCH AND DEVELOPMENT
   EXPENSES (Note 2(l))                               324             240
AMORTIZATION EXPENSE                                  154              93
-------------------------------------------------------------------------------

   Operating income (loss)                           (112)          1,555
--------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
 Interest income                                       91              72
 Interest expense                                    (274)           (266)
 Other expense, net                                   (63)            (61)
-------------------------------------------------------------------------------

   Total other expense, net                          (246)           (255)
--------------------------------------------------------------------------------
   Income (loss) before income taxes
   and minority interest                             (358)          1,300

INCOME TAXES (Notes 2(i) and 9)                         4               -
--------------------------------------------------------------------------------

   Income (loss) before minority interest            (362)          1,300

MINORITY INTEREST IN NET INCOME OF SUBSIDIARY           3               -
--------------------------------------------------------------------------------
NET INCOME (LOSS)                                    (365)          1,300
================================================================================
NET INCOME (LOSS) PER COMMON SHARE
   (NOTES 2(M) and 10):
 Basic                                            $ (0.09)        $ 0.37
 Diluted                                          $ (0.09)        $ 0.35
================================================================================

                    See accompanying notes to consolidated financial statements.

                                      ADVANCED DEPOSITION TECHNOLOGIES, INC.
                                                              AND SUBSIDIARY

                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                  (NOTES 2(b), 6 AND 8)
================================================================================


                                       (In Thousands, Except Share Data
                               -------------------------------------------------
                                   Common Stock        Common
                               ---------------------   Stock      Additional
Years ended                    Number of        $.01  Purchase      Paid-in
December 31, 1997 and 1996        Shares   Par Value  Warrants      Capital
================================================================================
BALANCE, December 31, 1995     3,142,828        $ 32    $   78      $ 6,068
  Issuance of common stock
   purchase warrants                   -           -     1,613       (1,518)
  Exercise of common stock
   purchase warrants           1,044,425          10         -        4,728
  Exercise of stock options       29,657           -         -           11
  Purchase of treasury stock    (297,610)          -         -            -
  Net income                           -           -         -            -
--------------------------------------------------------------------------------

BALANCE, December 31, 1996     3,919,300          42     1,691        9,289
  Issuance of treasury stock
   in connection with purchase
   of business                   280,000           -         -            -
  Expiration of IPO warrants           -           -       (35)          35
  Exercise of common stock
   purchase warrants              36,676           1       (43)         226
  Exercise of stock options       16,974           -         -           31
  Awards under 1997 stock
   award plan                     10,000           -         -            -
  Purchase of treasury stock
   warrants                            -           -       (19)           -
  Foreign currency
   Translation adjustment              -           -         -            -
  Net loss                             -           -         -            -
--------------------------------------------------------------------------------
BALANCE, December 31, 1997     4,262,950         $43    $1,594      $ 9,581
================================================================================
                                       (In Thousands, Except Share Data)
                            ----------------------------------------------------
                                                      Foreign
                                                      Currency         Total
Years ended                  Accumulated   Treasury  Translation  Stockholders'
December 31, 1997 and 1996     Deficit      Stock    Adjustment       Equity
================================================================================
BALANCE, December 31, 1995     (2,088)   $   (32)         $  -         $ 4,058
  Issuance of common stock
   purchase warrants                -          -             -              95
  Exercise of common stock
   purchase warrants                -          -             -           4,738
  Exercise of stock options         -          -                            11
  Purchase of treasury stock        -     (1,095)            -          (1,095)
  Net income                    1,300          -             -           1,300
--------------------------------------------------------------------------------

BALANCE, December 31, 1996       (788)    (1,127)            -           9,107
  Issuance of treasury stock in
   connection with purchase of
   business                         -      1,030             -           1,030
  Expiration of IPO warrants        -          -             -               -
  Exercise of common stock
   purchase warrants                -          -             -             184
  Exercise of stock options         -          -                            31
  Awards under 1997 stock
   award plan                       -         32             -              32
  Purchase of treasury stock
   warrants                         -          -             -             (19)
  Foreign currency
   Translation adjustment           -          -           (19)            (19)
  Net loss                       (365)         -             -            (365)
--------------------------------------------------------------------------------
BALANCE, December 31, 1997    $(1,153)  $    (65)     $    (19)       $  9,981
================================================================================


                                       ADVANCED DEPOSITION TECHNOLOGIES, INC.
                                                               AND SUBSIDIARY

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (NOTES 2(b) AND 13)
================================================================================



                                                               (In Thousands)
Years ended December 31,                                      1997         1996
================================================================================

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                              (365)   $ 1,300
 Adjustments to reconcile net income (loss) to net
  cash provided by (used for) operating activities:
   Income recognized under Fort James Corporation
   Agreements                                                      -     (1,550)
   Compensation expense relating to issuance of common
    stock purchase warrants                                        -         95
   Compensation expense relating to the issuance of
    common stock                                                  32          -
   Depreciation and amortization                                 700        569
   Minority interest                                               3          -
   Changes in assets and liabilities, net of effects from
    purchase of ABSA:
    Accounts receivable                                         (598)        (2)
    Inventories                                                  239       (175)
    Prepaid expenses and other                                    55       (107)
    Accounts payable                                             510     (1,564)
    Accrued expenses                                            (399)        13
--------------------------------------------------------------------------------

     Net cash provided by (used for) operating activities        177     (1,421)
--------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                            (624)      (398)
 (Increase) decrease in investment in
 marketable securities                                         1,085     (1,240)
 (Increase) decrease in other assets                              37        (94)
 Purchase of ABSA, net of cash acquired                       (3,187)         -
--------------------------------------------------------------------------------

     Net cash used for investing activities                   (2,689)    (1,732)
--------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from bridge financing                                1,000          -
 Net proceeds (repayments) from financial institutions          (177)         -
 Net proceeds (repayments) under revolving line of
  credit                                                         794     (1,319)
 Borrowings (repayments) of long-term obligations                456      1,294
 Proceeds from exercise of common stock purchase warrants,
  net of expenses                                                184      4,738
 Proceeds from exercise of common stock options                   31         11
 Purchase of treasury stock                                        -       (999)
 Purchase of treasury stock warrants                             (19)         -
--------------------------------------------------------------------------------
     Net cash provided by financing activities                 2,269      3,725
--------------------------------------------------------------------------------
     Effect of exchange rate changes on cash and
      cash equivalents                                            (8)         -
--------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            (251)       572

CASH AND CASH EQUIVALENTS, beginning of year                   1,170        598
--------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, end of year                           919    $ 1,170
================================================================================

                    See accompanying notes to consolidated financial statements.

                                   ADVANCED DEPOSITION TECHNOLOGIES, INC.
                                                           AND SUBSIDIARY

                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

1. OPERATIONS     Advanced Deposition Technologies, Inc. (the
                  "Company") is engaged in the business of manufacturing proprietary metallized films primarily for the electronics and microwave food packaging industries.

                  In December 1997, the Company acquired 65% of the common stock of Alexander Boxall, S.A. ("ABSA"), a foreign corporation (see
                  Note 3). ABSA is a manufacturer of electronic capacitors used for lighting and motor applications.

2. SIGNIFICANT    The accompanying consolidated financial statements reflect the
   ACCOUNTING     application of certain significant accounting policies,
   POLICIES       including those described below.

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

                  (b)  Principles of Consolidation

                  The accompanying consolidated financial statements include the accounts of the Company and its majority owned subsidiary Alexander Boxall, S.A. The results of operations of ABSA are included for the period from December 19, 1997 (date of acquisition) to December 31, 1997. All significant intercompany balances and transactions have been eliminated in consolidation.

                  (c)  Cash and Cash Equivalents

                  The Company considers all investments purchased with original maturities of less than three months to be cash equivalents.

                                   ADVANCED DEPOSITION TECHNOLOGIES, INC.
                                                           AND SUBSIDIARY

                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

2. SIGNIFICANT    (c)  Cash and Cash Equivalents (Continued)
   ACCOUNTING
   POLICIES       Cash and cash equivalents consist of the following (in
                  thousands):
   (Continued)
                  December 31,                      1997         1996
================================================================================
                  Cash                              $919        $ 218
                  Cash equivalents                     -          952
                  --------------------------------------------------------------

                  Total                             $919       $1,170
================================================================================

                  (d) Advertising Expenses

                  Advertising expenses are charged to operations as incurred. Advertising expense for years ended December 31, 1997 and 1996 were $90,880 and $47,480, respectively.

                  (e) Investment in Marketable Securities

                  The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which requires that debt and marketable equity securities be classified as trading, available-for-sale or held-to-maturity. Available-for-sale securities are reported in the balance sheet at fair value with unrealized gains or losses included in a separate component of stockholders' equity. Realized gains and losses are recognized in the results of operations.

                                   ADVANCED DEPOSITION TECHNOLOGIES, INC.
                                                           AND SUBSIDIARY

                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

2. SIGNIFICANT    (e) Investment in Marketable Securities (Continued)
   ACCOUNTING
   POLICIES       As of December 31, 1997 and 1996, investments in marketable
   (Continued)    securities, which are classified as available-for-sale and recorded at fair value which approximates cost, consisted of the following (in thousands):

                                                       1997           1996
 ===============================================================================

                  Equity instruments                $  155           $    -
                  Obligations of the United States
                   Government                            -            1,143
                  Corporate obligations                  -               97
                  --------------------------------------------------------------

                  Total                             $  155           $1,240
================================================================================

                  All of the Company's investments in debt securities matured within one year.

                  (f) Inventories

                  Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                                       1997            1996
================================================================================

                  Raw materials                     $1,812           $1,283
                  Work in process                      731              134
                  Finished goods                     1,182              617
                  --------------------------------------------------------------
                                                     3,725            2,034

                  Less:  Reserve for obsolescence      378              367
                  --------------------------------------------------------------

                  Net                               $3,347           $1,667
================================================================================

                  Work in process and finished goods include materials, labor and manufacturing overhead.

                                   ADVANCED DEPOSITION TECHNOLOGIES, INC.
                                                           AND SUBSIDIARY

                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

2. SIGNIFICANT    (g)  Property and Equipment
   ACCOUNTING
   POLICIES       Property and equipment is stated at cost.  The Company
   (Continued)    provides for depreciation and amortization by charges to
                  operations over the estimated useful lives of property and equipment using the straight-line and units-of-production methods as follows:

                                                                 Estimated
                  Classification                                Useful Life
================================================================================

                  Machinery and equipment                         15 years
                  Furniture and fixtures                          5 years
                  Leasehold improvements                       Terms of lease
                  Vehicles                                        4 years
                  Software                                        3 years

                  (h)  Other Assets

                  During 1996, the Company acquired several licenses which allow the Company to manufacture and market products under certain patents (see Note 7). The Company capitalizes the costs of obtaining patents and trademarks and is amortizing such costs over a five-year period. As described in Note 7, certain license agreements are being amortized over 14 years, the remaining life of the patents which underlay such licenses. Licenses, patent and trademark costs, net of accumulated amortization of $1,548 and $1,632, are included in other assets in the accompanying consolidated balance sheets at December 31, 1997 and 1996, respectively.

                                   ADVANCED DEPOSITION TECHNOLOGIES, INC.
                                                           AND SUBSIDIARY

                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

2. SIGNIFICANT    (h)  Other Assets (continued)
   ACCOUNTING
   POLICIES       Other assets consist of (in thousands):
   (Continued)

                  Other assets                      1997                1996
================================================================================

                  Goodwill (Note 3)                $3,415              $    -
                  Licenses and patents              1,839               1,776
                  Other                             1,082                 108
--------------------------------------------------------------------------------

                                                    6,336               1,884

                  Less: accumulated amortization      298                 144
--------------------------------------------------------------------------------

                  Net                              $6,038              $1,740
================================================================================

                  Goodwill results from the excess of cost over fair value of net assets acquired and is being amortized on a straight-line basis over 25 years. The Company evaluates the recoverability and remaining life of its goodwill in accordance with SFAS No. 121.

                  (i)  Income Taxes

                  The Company provides for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Under the liability method specified by SFAS No. 109, a deferred tax asset or liability is determined based on the difference between the financial statement and tax bases of assets and liabilities, as measured by the enacted rates assumed to be in effect when these differences reverse.

                  (j)  Postretirement Benefits

                  The Company does not have any obligations for postretirement benefits under SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions", as it does not currently offer such benefits.

                  (k)  Revenue Recognition

                  The Company recognizes revenues on its product sales upon shipment and on royalties and license fees as earned.

                                   ADVANCED DEPOSITION TECHNOLOGIES, INC.
                                                           AND SUBSIDIARY

                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

2. SIGNIFICANT    (l)  Research and Development Expenses
   ACCOUNTING
   POLICIES       The Company charges research and development expenses to
   (Continued)    operations as incurred.

                  (m) Net Income (Loss) Per Common Share

                  Effective January 1, 1997, the Company adopted SFAS No. 128, "Earnings Per Share". As required by SFAS No. 128 the Company has restated 1996 income per common share in accordance with the new standard. The effect of the implementation of SFAS No. 128 was not material to the 1996 financial statements.
                  The new standard establishes standards for computing and presenting earnings per share.

                  (n) Financial Instruments

                  The estimated fair value of the Company's financial instruments, which include marketable securities, accounts receivable, accounts payable and notes payable approximates their carrying value.

                  (o)  Foreign Currency Translation

                  Assets and liabilities of the Company's foreign subsidiary are translated at the rates of exchange at the balance sheet date, and related revenues and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a component of stockholders' equity.

                  (p)  Long-Lived Assets

                  Effective January 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS 121 establishes accounting standards for the impairment of long-lived assets and certain identifiable intangibles to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of.

                  The Company reviews the carrying values of its long-lived, identifiable intangible assets and goodwill for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less cost to sell.

                                   ADVANCED DEPOSITION TECHNOLOGIES, INC.
                                                           AND SUBSIDIARY

                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

2. SIGNIFICANT    (q)  New Accounting Pronouncements
   ACCOUNTING
   POLICIES       In June 1997, the Financial Accounting Standards Board issued
   (Continued)    two new disclosure standards.  Results of operations and
                  financial position will be unaffected by implementation of these new standards.

                  Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS No. 130") establishes standards for reporting and display of comprehensive income, its components, and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

                  SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas, and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

                                   ADVANCED DEPOSITION TECHNOLOGIES, INC.
                                                           AND SUBSIDIARY

                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

2. SIGNIFICANT    (q)  New Accounting Pronouncements (continued)
   ACCOUNTING
   POLICIES       Both of these new standards are effective for financial
   (Continued)    statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Due to the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, they may have on future financial statement disclosures.

                  (r)  Reclassifications

                  Certain balances in the 1996 financial statements have been reclassified to conform to the 1997 presentation.

3. ACQUISITION    Effective December 19, 1997, the Company acquired 65% of the outstanding common stock of Alexander Boxall, S.A., a foreign corporation. ("ABSA), a producer of lighting and motor run capacitors for $2,884,668 in cash, a secured promissory note of $990,000 and 280,000 shares of the Company's stock with a fair value of $1,030,400.

                  The acquisition was recorded using the purchase method of accounting, whereby the net assets acquired were recorded at their estimated fair values and the excess of cost over the fair value of the net assets acquired of approximately $3,415,000 was allocated to goodwill and is being amortized over 25 years.

                  The consolidated statements of operations and cash flows for the year-ended December 31, 1997 include the results of operations and cash flows for ABSA from December 19, 1997 through December 31, 1997.

                                   ADVANCED DEPOSITION TECHNOLOGIES, INC.
                                                           AND SUBSIDIARY

                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

3. ACQUISITION
   (Continued)    The unaudited pro forma combined results of operations of the
                  Company and ABSA for the years ended December 31, 1997 and 1996, assuming that the acquisition had occurred at January
                  1, 1996 and after giving effect to certain pro forma adjustments are as follows (in thousands except per share data):


                  Years ended September 30,              1997       1996
================================================================================

                  Revenue                              $25,422     $25,400
                  Net income                               181       1,085
                  Net income per share:
                                      Basic            $  0.04     $  0.31
                                      Diluted          $  0.04     $  0.29

4. FINANCING      (a)  Revolving Line of Credit and Term Note
   ARRANGEMENTS
                  On July 8, 1996, the Company entered into a new financing agreement (the "New Financing Agreement") which includes a line of credit (the "New Line of Credit") and a term note (the
                  "New Term Note").

                  The New Line of Credit and the New Term Loan are secured by all of the Company's assets, mature on July 8, 1999, and are subject to a prepayment fee of 2% of the then outstanding balance if prepaid by July 8, 1998 or 1% thereafter.

                  The New Line of Credit allows the Company to borrow up to the lesser of $3,000,000 or the borrowing base as defined in the New Financing Agreement and bears interest at a rate of .75% above the lender's prime lending rate (9.25% at December 31, 1997). The Company is required to make monthly interest only payments with the principal due on July 8, 1999. As of December 31, 1997 and 1996, borrowings under the New Line of Credit were approximately $974,000 and $180,000, respectively.

                                   ADVANCED DEPOSITION TECHNOLOGIES, INC.
                                                           AND SUBSIDIARY

                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

4. FINANCING      (a)  Revolving Line of Credit and Term Notes (Continued)
   ARRANGEMENTS
   (Continued)    The Company borrowed $2,600,000 under the New Term Note which bears interest at a rate of 1% above the lender's prime lending rate (9.5% at December 31, 1997). The New Term Note is payable in thirty-six monthly principal payments, with each of the first thirty-five such payments to be in the amount of $43,333 plus interest with the final principal payment of $1,083,333 due on July 8, 1999. As of December 31, 1997 and
                  1996, the balance due on the New Term Note was $1,845,000 and $2,365,000, respectively. The current portion of the Term Note was $520,000 at December 31, 1997 and 1996.

                  The New Financing Arrangement includes certain financial covenants which must be maintained by the Company. Such financial covenants include a minimum tangible net worth, a maximum debt to equity ratio, a debt service coverage ratio, and a minimum level of working capital. As of December 31, 1997, the Company was in default of certain financial covenants. The Company has received written notification from the lender which waives the event of default through January 1, 1999.

                  The Company has also leased certain equipment under a capital lease. As of December 31, 1997 and 1996, the Company's outstanding obligation under the lease were $5,542 and $15,349, respectively. Current obligations under the lease were $5,542 and $6,508 for December 31, 1997 and 1996, respectively. Included in property and equipment is capital lease equipment having a net book value at December 31, 1997 of $15,000.

                                   ADVANCED DEPOSITION TECHNOLOGIES, INC.
                                                           AND SUBSIDIARY

                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

4. FINANCING      (b)  Bridge Note
   ARRANGEMENTS
   (Continued)    In December 1997, the Company borrowed $1,000,000 from a bank to fund its acquisition of ABSA, using ABSA's stock as collateral. Principal and interest at the bank's prime rate plus 1.25% (9.75% at December 31, 1997) are due June 18, 1998.

                  (c)  Note Payable

                  In connection with its acquisition of ABSA, the Company entered into a note agreement with a former shareholder of ABSA in the principal amount of $990,000 with interest at 5.39%. The principal and interest are due on December 19, 1999. If payment is not made within terms, the Company will incur a penalty, at the option of the holder, of $340,000 or the return of shares of ABSA equivalent to a 50% ownership, providing the former shareholder returns the $2,800,000 cash paid by the Company to acquire ABSA.

                  (d)  Due to Financial Institutions

                  ABSA receives cash in advance at a discount on specific accounts receivable balances. The customers have agreements with the bank to make payments directly to the bank. ABSA is indebted to the bank until the agreements are paid in full.

                  As of December 31,1997, the aggregate annual payments on long-term obligations are as follows (in thousands):

                  1998                                      525
                  1999                                    2,493
                  2000                                      520
                  2001                                      285
                                                         ------
                                                           3823
                  Less: current maturities                  525
                                                         ------
                  Long Term Liabilities                  $3,298
                                                         ======

5.                COMMITMENTS  (a)  Operating Leases

                  The Company leases its facilities, vehicles and other equipment under operating leases that expire through March 2004. The Company has an option to purchase the land and facility at fair market value should the lessor offer the facility for sale. ABSA's manufacturing operations in Spain are maintained in a leased facility owned by the 35% shareholder of ABSA with the lease expiring on December 31, 2006. Future minimum lease payments as of December 31, 1997 are as follows (in thousands):

                  Fiscal Year                                         Amount
================================================================================

                  1998                                               $  418
                  1999                                                  415
                  2000                                                  408
                  2001                                                  408
                  2002                                                  408
                  Thereafter                                          1,139
                  --------------------------------------------------------------

                  Total                                              $3,196
================================================================================

                  Rent expense included in the accompanying consolidated statements of operations is approximately $346,000 and $237,000 for 1997 and 1996, respectively.

                                   ADVANCED DEPOSITION TECHNOLOGIES, INC.
                                                           AND SUBSIDIARY

                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


5. COMMITMENTS
   (Continued)    (b) Letters of Credit

                  At December 31, 1997 the Company has commitments to vendors for letters of credit for approximately $177,000 expiring through March 1998.

                  (c) Purchase Commitments

                  The Company has a purchase commitment of approximately $1,800,000 for capital equipment which is scheduled for delivery in the second and fourth quarters of 1998. The Company expects to finance the purchase of equipment through a combination of debt and the results of operations.


6. AGREEMENTS     In September 1992, the Company entered into three
   WITH           agreements (collectively "the Agreements") with Printpack
   PRINTPACK      Enterprises, Inc. ("Printpack"), a flexible packaging supplier
   ENTERPRISES,   to food companies.  Under the Securities Purchase Agreement,
   INC.           the Company sold 297,610 shares of its common stock to
                  Printpack for $250,000.  Under the Purchase and Tolling
                  Agreement, the Company granted Printpack the exclusive right to purchase and sell certain flexible microwave packaging products within North America for five years.

                  The Purchase and Tolling Agreement also set forth specified minimum purchase requirements and pricing terms for product sales. Under the Equipment Lease Agreement, Printpack leased a vacuum metalizer to the Company. The Company accounted for this lease as a capital lease. Printpack did not meet the specified minimum purchase requirements called for under the Agreements, and as a result, in 1995, the Company billed Printpack $1,308,000 for overhead and other costs incurred to support the specified minimum purchases from Printpack called for under the Agreements. In 1995, the Company and Printpack agreed in principle to terminate the Agreements. On March 25, 1996, the Company and Printpack entered into a written agreement setting forth the terms of the termination of the Agreements. The new agreement called for Printpack to relinquish its exclusive purchase rights to certain of the Company's patented products for microwave applications; to transfer to the Company, title to the new metalizer it had been leasing to the Company; and to return to the Company 297,610 shares of the Company's common stock it had purchased as part of

                                   ADVANCED DEPOSITION TECHNOLOGIES, INC.
                                                           AND SUBSIDIARY

                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

6. AGREEMENTS     the Agreements.  The Company paid to Printpack $1,000,000;
   WITH           granted 200,000 options to Printpack to purchase the Company's
   PRINTPACK      stock at $4.00 per share; and agreed not to pursue any claims
   ENTERPRISES,   the Company may have had pursuant to the terms of the
   INC.           Agreement, including the $1,308,000 of cost recovery billings
   (Continued)    for overhead and other expenses incurred by the Company to support the specified minimum purchases requirements from Printpack called for under the Agreements.

                  As a result of the agreements, the Company removed the amount due from Printpack of $1,321,000 and the amount due to Printpack of $1,225,000 from its balance sheet. In addition, the Company recorded the approximate market value of the 297,610 shares acquired and 200,000 warrants issued of $1,095,000 as a reduction of the Company's stockholders' equity. The Company did not recognize any gain or loss in its statement of operations as a result of these agreements.


7. AGREEMENT WITH During 1996, the Company was notified by Fort James
   FORT JAMES     Corporation ("Fort James"), formerly known as James River
   CORPORATION    Corporation, that the Company's Fuse Susceptor Patents, used in the development of microwave food packaging products, were potentially infringing upon Fort James Seiferth Patents. So as to avoid potential patent infringement litigation, the Company entered into a Patent Assignment, Licensing and Supply
                  Agreement (the "Fort James Agreement") with Fort James during
                  1996. Under the Fort James Agreement, the Company assigned its rights under certain patents related to microwave products
                  (the "Assigned Patents") to Fort James. In return, Fort James
                  (1) paid $1,200,000 in cash to the Company, (2) granted to the Company licenses to utilize 27 patents, and (3) entered into a supply agreement whereby Fort James agreed to purchase specified minimum quantities of metalized film from the Company, subject to certain quality standards and other conditions, for a period of five years.

                                   ADVANCED DEPOSITION TECHNOLOGIES, INC.
                                                           AND SUBSIDIARY

                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

7. AGREEMENT WITH
   FORT JAMES
   CORPORATION
   (Continued)    Pursuant to the patent assignment, Fort James will remit to the Company a portion of the royalties it collects from licensees who produce products covered under the assigned
                  Patents. The Company pays a royalty for its sales of products covered under patents included in the Fort James Agreement, except for products covered under the Assigned Patents.
                  Royalty expense for the years ended December 31, 1997 and 1996 were $12,000 and $9,000, respectively. The Fort James
                  Agreement also grants to the Company the exclusive right to sell home use products covered under the Assigned Patents.
                  The Company relied on an independent appraiser of intellectual properties to determine the financial value of the licenses granted to it under the Fort James Agreement. The licenses were valued at $1,550,000 and are being amortized over 14 years, the remaining life of the underlying patents.


8. STOCK OPTIONS  The Company has a stock option plan (the "Plan") under which
   AND WARRANTS   employees, including Directors who are employees, may be
                  granted options to purchase shares of the Company's common stock at not less than fair market value on the date of the grant, as determined by the Board of Directors. The Plan also allows for the issuance of nonqualified stock options to employees and nonemployees at prices that are less than fair market value. Options granted under the Plan are exercisable for up to a 10-year period from the date of grant. During
                  1996, the Company increased the number of shares reserved for issuance under the Plan from 300,000 to 800,000.

                                   ADVANCED DEPOSITION TECHNOLOGIES, INC.
                                                           AND SUBSIDIARY

                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

8. STOCK OPTIONS  The Company accounts for its stock-based compensation plans
   AND WARRANTS   using the intrinsic value method.  Accordingly, no
   (Continued)    compensation cost has been recognized.  Had compensation cost for the Company's stock options been determined based on the fair value method, using an option pricing model, in accordance with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                         1997      1996
==========================================================================================
                  Net income (loss) (in thousands):    As reported      $ (365)    $1,300
                                                       Pro forma        $ (622)     1,276

                  Income (loss) per common share:      As reported
                                                        Basic           $(0.09)    $ 0.37
                                                        Diluted         $(0.09)    $ 0.35
                                                       Pro forma
                                                        Basic           $(0.16)    $ 0.36
                                                        Diluted         $(0.16)    $ 0.34

                The Company's weighted-average assumptions used in the pricing model and resulting fair values were as follows:

                                                                 1997              1996
==========================================================================================
                  Risk free rate                             5.44% - 6.66%        6.44%
                  Expected dividend yield                          -                 -
                  Expected option life (in years)                  7                 7
                  Expected stock price volatility                46.5%            35.0%
                  Grant date value                          $2.25 - $2.83        $ 2.52

                                   ADVANCED DEPOSITION TECHNOLOGIES, INC.
                                                           AND SUBSIDIARY

                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

8. STOCK OPTIONS    Stock options activity of the Company, including activity
   AND WARRANTS     under the Plan, for the years ended December 31, 1996 and
   (Continued)      1997, are as follows:

                                                                        Weighted
                                                                        Average
                                                          Exercise      Exercise
                                             Number of      Price       Price
                                              Shares     Per Share     Per Share
================================================================================
          Outstanding at December 31, 1995    280,178   $0.27 - $5.44     $2.04
            Granted                            10,000            4.47      4.47
            Exercised                         (31,230)           0.53      0.53
            Canceled                           (6,400)   0.53 -  2.75      1.02
          ----------------------------------------------------------------------

          Outstanding at December 31, 1996    252,548     0.27 - 5.44      2.35
            Granted                           217,500     2.88 - 5.06      4.03
            Exercised                         (16,974)    0.27 - 2.75      1.82
            Canceled                                -               -         -
          ----------------------------------------------------------------------
          Outstanding at December 31, 1997    453,074    $0.27 -$5.44     $3.15
================================================================================

                                              Exercise     Weighted
          Options Exercisable                   Number    Price Range   Average
             at Year-End                      of Shares     Per Share    Price
================================================================================
          1996                                 178,448   $0.27 - $5.44   $2.25
          1997                                 292,074   $0.27 - $5.44   $2.77
================================================================================

          As of December 31, 1997 and 1996, the Company had 346,926 and 547,452, respectively, shares available for future grants of options under the Plan.

          All options, granted under the Plan during 1997 and 1996, were granted with exercise prices equal to the fair market value of the Company's common stock on the date of grant.

                                   ADVANCED DEPOSITION TECHNOLOGIES, INC.
                                                           AND SUBSIDIARY

                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

8. STOCK OPTIONS    The following table summarizes information about stock
   AND WARRANTS     options outstanding at December 31, 1997:
   (Continued)


                                                     $0.27     $2.38     $4.00
                                                      to        to        to
               Range of Exercise Prices:             $2.00     $3.69     $5.44
================================================================================
               Outstanding options:
                Number outstanding at
                 December 31, 1997                  172,974   137,600   142,500

                Weighted average remaining
                 contractual life (years)               6.2       8.6       9.0

                Weighted average exercise price    $   1.98  $   3.41  $   4.33

               Exercisable options:
                Number outstanding at
                 December 31, 1997                  148,974   123,100    20,000

                Weighted average remaining
                 contractual life (years)               6.1       8.7       6.7

                Weighted average exercise price    $   1.98  $   3.48  $   4.27

===============================================================================

                                   ADVANCED DEPOSITION TECHNOLOGIES, INC.
                                                           AND SUBSIDIARY

                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
===============================================================================

8. STOCK OPTIONS  As of January 1, 1996, the Company had 1,150,000 redeemable
   AND WARRANTS   common stock purchase warrants (The "IPO Warrants")
   (Continued)    outstanding.  Two IPO Warrants entitled the holder to purchase one share of common stock at $5.00 per share. In May 1996, the Company commenced a special exercise period during which each IPO Warrant entitled the holder to purchase one share of common stock and to receive one additional warrant (The "Class
                  B Warrants") at no additional cost. The Company received approximately $4,738,000 in net proceeds during the special exercise period which ended in July 1996. As of December 31, 1996 the Company had 132,084 IPO Warrants outstanding exercisable at $5.00 per share. During 1997, 73,352 IPO warrants were converted and the remaining 58,732 expired. As of December 31, 1997 and December 31, 1996, the Company had
                  1,004,425 and 1,044,425 Class B Warrants outstanding, respectively. Each Class B Warrant entitles the holder to purchase one share of common stock at $5.00 per share and expires on May 12, 1998. During 1997, the Company purchased
                  40,000 Class B Warrants.

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

9. INCOME TAXES   Domestic and foreign income (loss) before income
                  taxes and minority interest in net income (loss) of consolidated subsidiary are as follows (in thousands):

                  Years ended December 31,               1997         1996

================================================================================

                  Domestic                             $(370)        $1,300
                  Foreign                                 12              -
                  --------------------------------------------------------------
                                                       $(358)        $1,300
================================================================================

                  The approximate tax effect of each type of temporary difference and carryforward which gives rise to the Company's deferred tax (liability) asset as of December 31, 1997 and 1996 is as follows (in thousands):

                                                    Deferred (Liability) Asset
                                                    --------------------------
                                                         1997         1996
================================================================================

                  Depreciation and amortization      $(1,377)       $(1,216)
                  Net operating loss and tax
                   credit carryforwards                1,320          1,181
                  Inventory and other reserves           178            173
                  Other                                  167             55
                  Valuation reserve                     (288)          (193)
                  --------------------------------------------------------------
                  Net                                $     -        $     -
================================================================================

                  At December 31, 1997, the Company had Federal and state income tax loss carryforwards of $3,260,000 and $2,714,000, respectively. The Company also has tax credit carryforwards of $112,000, expiring at various dates through 2010. The Tax Reform Act of 1986 contains provisions that limit the net operating loss carryforwards available to be used in any given year in the event of certain changes in ownership.

                                   ADVANCED DEPOSITION TECHNOLOGIES, INC.
                                                           AND SUBSIDIARY

                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
===============================================================================


9. INCOME TAXES   The difference between income taxes provided at the Company's
   (Continued)    effective tax rate and the Federal statutory rate is as
                  follows (in thousands):

                                                              1997      1996
===============================================================================

                  Federal tax (benefit) at statutory rate    $(122)    $ 442
                  Change in valuation reserve                   95      (396)
                  Other                                          -       (46)
                  Foreign income taxes                           4         -
                  Losses without tax benefit                    27         -
                  --------------------------------------------------------------
                  Total                                      $   4     $   -
================================================================================


10. NET INCOME    The Company follows Statement of Financial Accounting
    (LOSS) PER    Standards (SFAS) No. 128, Earnings per Share, issued by the
    SHARE OF      Financial Accounting Standards Board.  Under SFAS No. 128, the
    COMMON        basic and diluted net income (loss) per share of common
    STOCK         stock for the years ended December 31, 1997 and 1996 is
                  computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period.

                  The weighted average number of common shares outstanding is summarized as follows:

                  December 31,                         1997          1996
================================================================================
                  Denominator for basic
                    income (loss) per share:

                  Potential dilutive common shares  3,964,491     3,519,025
                    Stock options                       -           136,795
                    Stock warrants                      -            43,642
--------------------------------------------------------------------------------
                  Denominator for diluted
                  income (loss) per share           3,964,491     3,699,462
================================================================================


11. TECHNOLOGY    The Company has licensed the design specifications and
    LICENSE       operational technology of certain machinery to a
    AGREEMENT     stockholder for the purpose of manufacturing and selling
    WITH A        the machinery to authorized purchasers, as defined.  The
    RELATED       agreement has automatic one-year renewal periods until
    PARTY         terminated by either party.  There were no revenues
                  recognized under this agreement in 1997 and 1996.

                                   ADVANCED DEPOSITION TECHNOLOGIES, INC.
                                                           AND SUBSIDIARY

                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
===============================================================================

12. CONCENTRATION Statement of Financial Accounting Standards No. 105,
    OF CREDIT     "Disclosure of Information About Financial Instruments with
    RISK          Off-Balance-Sheet Risk and Financial Instruments with
                  Concentrations of Credit Risk," requires disclosure of any significant off-balance-sheet and credit risk concentrations
                  Although collateral is not required, the Company periodically reviews its accounts and provides estimated reserves for potential credit losses.

                  (a) Significant Customers

                  Product sales to significant customers for the years ended December 31, 1997 and 1996 were as follows:


                                                  Percentage of Product Sales
                                                  ---------------------------
                  Customer                            1997         1996
================================================================================
                  A                                   37%            2%
                  B                                   12             0
                  C                                    3            15
                  D                                    2            13

                  (b) Export Sales

                  Export sales as a percentage of revenues were made to the following geographic regions in 1997 and 1996, respectively:

                  Region                              1997         1996
================================================================================

                  Europe                               14%           5%
                  Central America                       3            5
                  Far East                              4            2
                  South America                         3            1

                                   ADVANCED DEPOSITION TECHNOLOGIES, INC.
                                                           AND SUBSIDIARY

                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
===============================================================================

13. SUPPLEMENTAL  Cash paid during the year for (in thousands):
    DISCLOSURE OF
    CASH FLOW
    INFORMATION
                                                      1997         1996
================================================================================

                  Interest                            $255         $243

                  Income taxes                        $  -         $  -

                  The accompanying consolidated financial statements include the following noncash investing and financing activities (in thousands):

                                                      1997         1996
================================================================================

                  Termination of agreements with
                  Printpack Enterprises, Inc.:
                   Amounts receivable from
                   Printpack                          $  -        $ 1,321
                   Amounts due Printpack              $  -         (1,225)
                   Acquisition of treasury stock                      (96)
================================================================================

                  Licenses acquired in connection
                  with agreement with Fort James
                  Corporation                         $  -        $(1,550)
================================================================================

                  Value of warrants issued in
                  connection with consulting
                  agreement                           $  -        $    95
================================================================================

                  Treasury stock issued in
                  connection with the
                  purchase of ABSA                   $1030              -
================================================================================

                  Treasury stock issued under
                  stock award plan                    $ 32              -
================================================================================

                                   ADVANCED DEPOSITION TECHNOLOGIES, INC.
                                                           AND SUBSIDIARY

                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
===============================================================================


14. INDUSTRY AND  The Company operations are classified into two business
    GEOGRAPHIC    segments: food packaging applications and electronic capacitor
    SEGMENTS      applications.

                  The following table shows sales, operating income (loss) and other financial information by industry segment as of and for the years ended December 31, 1997 and 1996 (in thousands):


                                                                                 Adjustments
                                   Food             Capacitor                       and
                                   Packaging       Applications    Corporate     Eliminations    Consolidated
===============================================================================================================
December 31, 1997

Sales                               $7,180          $ 5,070         $    -          $ -            $12,250
---------------------------------------------------------------------------------------------------------------

Operating income (loss)             $  331          $  (185)        $ (250)         $(8)           $  (112)
===============================================================================================================
Capital Expenditures                $  100          $   524         $    -          $ -            $   624
Depreciation and Amortization          250              450              -            -                700
Identifiable assets at
 December 31, 1997                  $3,340          $19,460         $1,143          $ -            $23,943
================================================================================================================

December 31, 1996

Sales                               $4,873          $ 5,650         $    -          $ -            $10,523
----------------------------------------------------------------------------------------------------------------

Operating income (loss)             $2,206          $  (380)        $ (271)         $ -            $ 1,555
================================================================================================================

Capital Expenditures                $  100          $   298         $    -          $ -            $   398
Depreciation and Amortization          180              389              -            -                569
Identifiable assets at
 December 31, 1996                  $3,240          $ 6,542         $2,800          $ -            $12,582


                                   ADVANCED DEPOSITION TECHNOLOGIES, INC.
                                                           AND SUBSIDIARY

                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
===============================================================================

14. INDUSTRY AND   The Company operates in the United States and Spain in 1997
    GEOGRAPHIC     and solely in the United States in 1996.  Geographic
    SEGMENTS       information for the year ended December 31, 1997 is presented
    (Continued)    below:

                                                                    Adjustments
                                                                       and
                              United States    Spain    Corporate   Eliminations    Total
===========================================================================================
December 31, 1997

Sales                            $11,874      $   376     $    -        $ -        $12,250
-------------------------------------------------------------------------------------------

Operating income (loss)          $   114      $    32     $ (250)       $(8)       $  (112)
===========================================================================================
Capital Expenditures             $   533      $    91     $    -        $          $   624
Depreciation and Amortization        645           55          -          -            700
Identifiable assets at
 December 31, 1997               $10,718      $12,082     $1,143        $ -        $23,943
===========================================================================================

                                   ADVANCED DEPOSITION TECHNOLOGIES, INC.
                                                           AND SUBSIDIARY

                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
===============================================================================
15. SUBSEQUENT  In January 1998, The Company reached an agreement ("The Kidamai
    EVENTS Agreement") to purchase a majority of the capital stock of Kidamai SDN ("Kidamai") located in Kuala Lumpur, Malaysia. Kidamai is a capacitor assembler and distributor with 1997 sales of less than $1,000,000. The purchase price is expected to be less than $500,000.