Form 10QSB
period 1998-03-31
ADVANCED DEPOSITION TECHNOLOGIES INC
filed 1998-05-15
CIK 909963

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                  FORM 10-QSB



              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998
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

     As of May 11, 1998, there were 4,268,950 shares of Common Stock, $0.01 par value, of the issuer outstanding.

                    ADVANCED DEPOSITION TECHNOLOGIES, INC.

                                     INDEX

PART I. FINANCIAL INFORMATION                                    PAGE NUMBER
  Item 1. Financial Statements

     Condensed and Consolidated Balance Sheets (unaudited):           1-2
     March 31, 1998 and December 31, 1997

     Condensed and Consolidated Statements of Operations              3
     (unaudited): for the Three Months ended March 31, 1998
     and March 31, 1997

     Condensed and Consolidated Statements of Cash Flows              4
     (unaudited): for the Three Months ended March 31, 1998
     and March 31, 1997

     Notes to Condensed and Consolidated Financial                    5-7
     Statements

     Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations                              7-10

PART II. OTHER INFORMATION

     Item 2. Changes in Securities and Use of Proceeds                11

     Item 6. Exhibits and Reports on Form 8-K                         11

                     ADVANCED DEPOSITION TECHNOLOGIES, INC.

             CONDENSED AND CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                      (in thousands, except share amounts)

                                     ASSETS

                                                                                 MARCH 31,             DECEMBER 31,
                                                                                   1998                   1997
                                                                             --------------          ---------------
CURRENT ASSETS
     Cash and cash equivalents                                                 $       534            $        919
     Investment in marketable securities                                               157                     155
     Accounts receivable, net of reserve for doubtful accounts of $378 and
           $380 at March 31, 1998 and  December 31, 1997 respectively                7,140                   7,084
     Inventories                                                                     3,395                   3,347
     Prepaid expenses and other current assets                                         109                      69
                                                                               -----------            ------------
              Total current assets                                                  11,335                  11,574

PROPERTY AND EQUIPMENT, net of accumulated depreciation                              6,577                   6,331

OTHER ASSETS, net of accumulated amortization                                        5,628                   6,038
                                                                              ------------            ------------
               Total assets                                                   $     23,540            $     23,943
                                                                              ============            ============

The Condensed and Consolidated Balance Sheet at December 31, 1997, has been derived from the audited financial statements of the Company at that date.

          See Notes to Condensed and Consolidated Financial Statements

                     ADVANCED DEPOSITION TECHNOLOGIES, INC.

             CONDENSED AND CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                      (in thousands, except share amounts)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                     MARCH 31,               DECEMBER 31,
                                                                                       1998                     1997
                                                                                  -------------             --------------
CURRENT LIABILITIES
     Bridge financing                                                              $      1,000                $    1,000
     Due to financial institutions                                                        3,404                     3,709
     Accounts payable                                                                     3,601                     4,092
     Accrued liabilities                                                                    568                       543
     Current maturities of long-term debt                                                   526                       525
                                                                                   ------------                ----------
               Total current liabilities                                                  9,099                     9,869

LONG-TERM OBLIGATIONS
     Revolving line of credit                                                             1,667                       974
     Long-term obligations, net of current maturities                                     2,184                     2,324
                                                                                   ------------               -----------
               Total liabilities                                                         12,950                    13,167

MINORITY INTEREST IN  CONSOLIDATED SUBSIDIARY                                               802                       795
                                                                                   ------------               -----------

STOCKHOLDERS' EQUITY;
     Preferred stock, $0.01 par value
          1,000,000 shares authorized, none issued                                           --                        --
     Common stock, $0.01 par value,
          10,000,000 shares authorized, 4,286,560 shares issued,
          4,268,950 and 4,262,950 shares outstanding at
          March 31, 1998 and December 31, 1997, respectively                                 43                        43
     Common stock purchase warrants                                                       1,671                     1,594
     Additional paid-in capital                                                           9,515                     9,581
     Retained deficit                                                                    (1,345)                   (1,153)
     Foreign currency translation adjustment                                                (31)                      (19)
                                                                                   ------------                ----------
                                                                                          9,853                    10,046
     Less treasury stock, 17,610 shares at cost                                             (65)                      (65)
                                                                                   ------------                ----------
               Total stockholders' equity                                                 9,788                     9,981
                                                                                   ------------                ----------
                                                                                   $     23,540                $   23,943
                                                                                   ============                ==========

The Condensed and Consolidated Balance Sheet at December 31, 1997, has been derived from the audited financial statements of the Company at that date.
          See Notes to Condensed and Consolidated Financial Statements

                     ADVANCED DEPOSITION TECHNOLOGIES, INC.

        CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

               (in thousands, except share and per share amounts)

                                                                      THREE MONTHS ENDED             THREE MONTHS ENDED
                                                                        MARCH 31, 1998                 MARCH 31, 1997
                                                                     --------------------       ------------------------
REVENUES                                                               $        5,954                   $       3,126

COST OF REVENUES                                                                4,788                           2,302
                                                                       --------------                   -------------
               Gross profit                                                     1,166                             824

SELLING, GENERAL AND ADMINISTRATIVE
     EXPENSES                                                                     974                             385

RESEARCH AND DEVELOPMENT EXPENSES                                                  79                             126

AMORTIZATION EXPENSE                                                               72                              37
                                                                       --------------                   -------------
               Operating income                                                    41                             276

INTEREST EXPENSE, NET                                                            (179)                            (32)

OTHER EXPENSE                                                                     (54)                            (14)
                                                                       --------------                   -------------
               Net income (loss)                                       $        (192)                   $         230
                                                                       ==============                   =============
NET INCOME (LOSS) PER SHARE
     Basic                                                             $       (0.04)                   $        0.06
                                                                       ==============                   =============
     Diluted                                                           $       (0.04)                   $        0.06
                                                                       ==============                   =============
WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING                                                            4,268,852                       4,142,899
                                                                       ==============                   =============

          See Notes to Condensed and Consolidated Financial Statements

                     ADVANCED DEPOSITION TECHNOLOGIES, INC.

        CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                 (in thousands)

                                                                              THREE MONTHS ENDED MARCH 31,
                                                                            --------------------------------
                                                                              1998                   1997
                                                                           -----------            ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
          Net cash used in operating activities                             $  (492)                 $  (233)
                                                                            -------                  -------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment                                       (474)                    (104)
     Increase in investment in marketable securities                             (2)                    (114)
     (Increase) decrease in other assets                                        334                       (5)
                                                                            -------                  -------
          Net cash used in investing activities                                (142)                    (223)
                                                                            -------                  -------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net borrowings under revolving line of credit                              694                      162
     Net repayment to financial institutions                                   (305)                      --
     Repayment of long term obligations                                        (139)                    (132)
     Proceeds from redemption of common stock purchase warrants                  --                      183
     Exercise of stock options                                                   11                       --
                                                                            -------                  -------
           Net cash provided by financing activities                            261                      213
                                                                            -------                  -------
           Net effect of exchange rates on cash and cash equivalents            (12)                      --
                                                                            -------                  -------
NET DECREASE IN CASH                                                           (385)                    (243)

CASH AND CASH EQUIVALENTS, beginning of period                                  919                    1,170
                                                                            -------                  -------
CASH AND CASH EQUIVALENTS, end of period                                    $   534                  $   927
                                                                            =======                  =======

          See Notes to Condensed and Consolidated Financial Statements

                     ADVANCED DEPOSITION TECHNOLOGIES, INC.

      NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 March 31, 1998
1.)  GENERAL

     The accompanying unaudited condensed and consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-QSB and
Item 310 (b) of Regulation SB-2. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Reference should be made to the financial statements and related notes included in the Company's Annual Report on Form 10-KSB, which was filed with the Securities and Exchange Commission on April 6, 1998.

     In the opinion of the management of the Company, the accompanying financial statements reflect all adjustments that were of a normal recurring nature necessary for a fair presentation of the Company's results of operations and changes in financial position for the three month periods ended March 31, 1998 and March 31, 1997. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

2.)  SIGNIFICANT ACCOUNTING POLICIES

     The accompanying financial statements reflect the application of certain significant accounting policies, including those described below.

     a.  Principals of consolidation

     The accompanying consolidated financial statements include the Company and its wholly owned and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     b.  Revenue recognition

     The Company recognizes revenues on its product sales upon shipment and royalties and license fees as earned.

     c.   Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                          March 31, 1998      December 31, 1997
                                         -----------------    -----------------
Raw materials                                 $ 1,760             $ 1,812
Work in process and finished goods              2,013               1,913
                                              -------             -------
                                                3,773               3,725
Less: Reserves for obsolescence                   378                 378
                                              -------             -------
          Total                               $ 3,395             $ 3,347
                                              =======             =======

     d.    Net Income (Loss) per Common Share

     Effective January 1, 1997, the Company adopted Financial Accounting Standards No. 128, "Earnings Per Share", ("SFAS 128"). The new standard establishes standards for computing and presenting earnings per share.

     e.    Reclassifications

     Certain balances in the 1997 financial statements have been reclassified to conform to the 1998 presentation.

     f.    Comprehensive Income

     Effective January 1, 1998, the Company adopted Statement of Financial Standards No. 130, "Reporting Comprehensive Income", ("SFAS 130"), which requires that all components of comprehensive income and total comprehensive income be reported on one of the following: a statement of income and comprehensive income, a statement of comprehensive income or a statement of stockholders' equity. Comprehensive income is comprised of net income and all changes to stockholders' equity except those due to investment by owners (changes in paid in capital) and distributions to owners (dividends). For interim reporting purposes, SFAS 130 requires disclosure of total comprehensive income.

     Total comprehensive income is as follows: (in thousands):

                                         For the three months ended
                                                  March 31,
                                             1998           1997
                                         -----------    -----------
Net income                               $      (192)   $       230
Foreign currency translation adjustment          (12)           --
                                         -----------    -----------
Comprehensive income                     $      (204)   $       230
                                         ===========    ===========

3.)  CASH AND CASH EQUIVALENTS

     The Company considers all investments purchased with original maturities of less than three months to be cash equivalents. Cash and cash equivalents consist of the following (in thousands):

                                          March 31, 1998      December 31, 1997
                                          --------------      -----------------
Cash                                          $ 534                $ 919
                                              -----                -----
         Total                                $ 534                $ 919
                                              =====                =====


4.)  INVESTMENT IN MARKETABLE SECURITIES

     The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Investments" (SFAS No
115) effective January 1, 1994. As of March 31, 1998 and December 31, 1997, investments in marketable securities, that are classified available-for-sale and recorded at fair value which approximates costs, consisted of the following (in thousands):

                                        March 31, 1998      December 31, 1997
                                        --------------      -----------------
Equity instruments                           $ 157                $ 155
                                             -----                -----
         Total                               $ 157                $ 155
                                             =====                =====


5.)  COMMON STOCK PURCHASE WARRANTS

     The Company's Redeemable Common Stock Purchase Warrants (the "IPO Warrants") expired on March 8, 1997. Approximately 76,000 IPO Warrants were exercised during the first quarter of 1997 resulting in net proceeds of approximately $183,000.

     In May 1998, the Company reduced the conversion price of the Class B Common Stock Redeemable Warrants (the "B Warrants)") from $5.00 per share to $3.75 per share. In addition, the Company extended the expiration date of the B Warrants from May 12, 1998 to July 31, 1998 and increased the number of warrants required to purchase one share of Common Stock from one B Warrant to two B Warrants.

6.)  ACQUISITION

     In December 1997, the Company acquired 65% of the outstanding common stock of Alexander Boxall, S.A., located in Madrid, Spain ("ABSA"), for $2,884,688 in cash, a secured note of $990,000 and 280,000 shares of the Company's common stock with a fair value of $1,034,000. The acquisition was recorded under the purchase method whereby the net assets acquired were recorded at their fair market values and the excess of cost over the fair value of the net assets acquired of approximately $3,415,000 was allocated to goodwill and is being amortized over 25 years.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
        RESULTS OF OPERATIONS
        ---------------------

GENERAL
-------

     Advanced Deposition Technologies, Inc. (the "Company" or "A. D. TECH"), is a technology leader in developing and manufacturing high-resolution, patterned, vacuum-metallized coatings for a variety of energy management applications for use in industrial, commercial and consumer products. Included among these are product offerings for electronic capacitors, microwave and non-microwave food packaging, security holograms, retroreflective films, barrier packaging, electronic article surveillance (EAS), and electric static discharge (ESD). In December 1997, the Company acquired 65% of the common stock of Alexander Boxall, S.A. ("ABSA"), a manufacturer of electronic capacitors used for lighting and motor run applications. The Company's revenue to date has been primarily from sales to the capacitor and microwave packaging markets.

RECENT DEVELOPMENTS
-------------------

     The results of operations of the Company for the quarter ended March 31, 1998 contains a full three months of consolidated operations of ABSA, which had a significantly favorable impact on sales and net income.

     During the first quarter of 1998, the Company incurred higher manufacturing costs as it increased some production wages in order to attract more experienced production workers to fill positions created by attrition and additional product demand. The Company believes that this, in combination with other measures, will overcome production delays and reduce the abnormally high scrap rates that constrained first quarter shipments.

     During the first quarter of 1998, the Company experienced a significant and unexpected decrease in sales of BROWN & CRISP bags, which accounts for much of the decline in reported profitability. As of May 1998, the Company does not expect that sales of BROWN & CRISP bags during 1998 will match the amount sold in 1997. The Company believes that sales of metalized film to the standard microwave and capacitor markets will increase during 1998. Metalized film sales generate a much lower margin than BROWN & CRISP bags, so that the net effect on profitability from these two trends is expected to be unfavorable.

     The Company continued to manufacture and sell High Energy Density ("HED") films to capacitor manufacturers during the first quarter of 1998. HED films, which are designed to provide capacitor manufacturers with the ability to produce smaller, lighter and more efficient capacitors, have been incorporated into certain customers' new products.

     The Company also executed purchase documents for its acquisition of the majority of the capital stock of Kidamai SDN ("Kidamai"), a Malaysia capacitor assembly company with 1997 sales of less than $1,000,000. The Company expects that the acquisition will be consummated by the end of the second quarter.

     The Company also received Patent no. 5,742,411, "Security Hologram with Covert Message" issued in April 1998.




RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

     Revenue. Net revenue increased to $5,954,000 for the three months ended March 31, 1998, as compared to $3,126,000 for the three months ended March 31, 1997, an increase of 90%. This increase is due to the effect of the consolidation of the sales of ABSA. Excluding the effect of the consolidation of ABSA, sales for the three months ended March 31, 1997 of metalized film and retail microwave products, including sales of BROWN & CRISP bags, declined by 28% as a result of lower sales of BROWN & CRISP bags. Metalized film sales increased by 18% primarily as a result of higher standard microwave film sales and to a lesser extent, higher sales of metalized film to the capacitor market, partially offset by lower sales of film to the packaging market.

     Cost of Revenues. Cost of revenues totaled $4,788,000 (80.4% of product sales) for the three months ended March 31, 1998, compared to $2,302,000 (73.6% of product sales) for the three months ended March 31, 1997. The increase in cost of revenues is due primarily to the effect of the consolidation of ABSA. Excluding the effect of the consolidation of ABSA, cost of revenues for the three months ended March 31, 1998 decreased due to the reduced sales of BROWN & CRISP bags, partially offset by higher material costs associated with higher sales of metalized film and by higher manufacturing costs associated with the hiring and training of additional production staff. Cost of revenues as a percentage of product sales decreased as a result of decreased shipments of relatively higher-margin BROWN & CRISP products partially offset by the higher gross margins associated with ABSA capacitor sales.

     Gross Profit. Gross profit increased to $1,166,000 (19.6% of product sales) for the three months ended March 31, 1998, compared to $824,000 (26.4% of product sales) for the three months ended March 31, 1997. The increase in gross profit is due to the effect of the consolidation of ABSA and higher sales of metalized film products, partially offset by decreased sales of BROWN & CRISP bags. The decrease in gross profit as a percentage of product sales is a result of decreased sales of relatively higher-margin BROWN & CRISP products partially offset by the effect of ABSA capacitor sales.

     Selling, General and Administrative. Selling, general and administrative expenses increased to $974,000 for the three months ended March 31, 1998, (16.4% of product sales) from approximately $385,000 for the three months ended March 31, 1997, (12.3% of product sales). The effect of the consolidation of ABSA and higher payroll expenses were the primary reasons for the increase.

     Research and Development. Research and development costs decreased to $78,000 for the three months ended March 31, 1998, from approximately $126,000 for the three months ended March 31, 1997. Research and development expenditures continue to be directed primarily at improving the Company's technical capacity to produce higher resolution metallized patterns at higher volumes for existing and new applications

     Amortization. Amortization expense increased to $72,000 for the three months ended March 31, 1998, from $37,000 for the three months ended March 31, 1997 as a result of the amortization of goodwill associated with the ABSA acquisition.

     Operating Income. The Company generated operating income of $41,000 for the three months ended March 31, 1998, compared to operating income of $276,000 for the three months ended March 31, 1997. The decrease in operating income was due primarily to lower sales of BROWN & CRISP bags partially offset by the effect of the consolidation of ABSA and higher sales of metalized film products.

     Net Interest Expense. Net interest expense increased to $179,000 for the three-month period ended March 31, 1998, from $32,000 for the three-month period ended March 31, 1997. The increase is due to increased borrowings and the effect of the consolidation of ABSA

     Other Expense. Other expense was $54,000 during the three months ended March 31, 1998, compared to $14,000 for the three months ended March 31, 1997. Other expense includes the amortization of costs associated with the financing agreements entered into with the Company's primary lender.

     Net Income (Loss). The Company generated a net loss of $192,000 for the three months ended March 31, 1998 compared to net income of $230,000 for the three months ended March 31, 1997, primarily as a result of the unexpected lack of demand for BROWN & CRISP bags which reduced planned net income by approximately $500,000, for partially offset by the effect of the consolidation of ABSA.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company had working capital of approximately $2,236,000 at March 31, 1998, compared to working capital of $1,705,000 at December 31, 1997. The increase in working capital is primarily due to additional borrowings under the Company's revolving line of credit.

     Cash used in operating activities for the three months ended March 31, 1998, was approximately $492,000 compared to cash used in operating activities during the three months ended March 31, 1997, of $233,000. Negative cash flow from operations was the result of a reduction in accounts payable and operating losses.

     In the three-month period ending March 31, 1998, the Company expended $474,000 in capital investments for expansion of its capacity to produce metalized films. At present, the Company has purchase commitments totaling $1,800,000 for capital equipment scheduled for delivery primarily in the first quarter of 1999, which the Company expects will be financed primarily through additional bank debt.

     In December 1997, the Company acquired 65% of the capital stock of ABSA from two shareholders of ABSA. The ABSA Acquisition was financed with approximately $1,800,000 in cash; a $1,000,000 bridge loan (the "Bridge Loan"); a $990,000 note payable and 280,000 shares of the Company's Common Stock. The ABSA Acquisition was accounted for under the purchase method. The Bridge Loan is from the Company's principal lender and bears interest at the bank's prime lending rate plus 1.25% per annum and is due, with all unpaid interest, on June 18, 1998. The note payable to a former shareholder of ABSA bears interest at 5.39% per annum and is due, with all unpaid interest, on December 19, 1999. Under Spanish law and according to the terms of the note, if the Company fails to pay this note, such shareholder has the option to receive his 50% interest in ABSA, provided he returns the $2,800,000 in cash he received from the Company, or liquidated damages of $340,000.

     On July 14, 1997, the Company refinanced its existing revolving term debt and line of credit with another bank. The new financing agreement provided the Company with a term debt facility of $2,600,000 to be repaid in 35 monthly installments of approximately $43,000, plus interest at the bank's prime rate of interest plus 1%, with a balloon payment of approximately $1,083,000 due in July 1999, and is secured by substantially all of the assets of the Company. As of March 31, 1998, the term loan had a balance of approximately $1,715,000 and bore interest at 9.5% per annum. The revolving line of credit allows the Company to borrow up to $3,000,000 based on percentages of its eligible accounts receivable, raw materials and finished goods inventories and is secured by substantially all of the assets of the Company. Borrowings under the line of credit bear interest at the bank's prime rate of interest plus 3/4%. As of March 31, 1998, the revolving line of credit had a balance of approximately $1,667,000 and bore interest at 9.75%. In connection with the ABSA acquisitions, the Company received a Bridge Loan which is secured by the ABSA shares owned by the Company. As of March 31, 1998, the Bridge Loan bore interest at 9.75% per annum. The Company's replacement term debt and revolving line of credit financing agreements require the Company to maintain certain financial ratios and tangible net worth levels, among others. At March 31, 1998, the Company was not in compliance with certain of the financial covenants of the bank loans. The bank has agreed to waive the events of default relating to those covenants until January 1, 1999.

     Management is currently involved with discussions with its bank to restructure the Bridge Loan and its term debt. Management does not believe that cash flow from operations, together with its current reserves of cash and its working capital facility, will be sufficient to pay all amounts due under the Bridge Loan due June 18, 1998 and also to meet the Company's other cash requirements.

SEASONAL REVENUES
-----------------

     Historically, the Company has experienced lower sales to the electronic capacitor market during the third quarter, particularly in July. However, due to changes in production and in customer demand, the Company believes that the seasonal third-quarter down-turn in sales will be less pronounced this year. In addition, based on market research conducted by the Company, it believes that demand for the Company's other products, including microwave food packaging and electronic capacitors products, do not experience similarly timed seasonal variations and could, in the future, offset lower third quarter sales in the electronic capacitor market.

INFLATION
---------

     During 1997 and 1998, supplies of raw materials used by the Company have been adequate to meet demand and prices for these raw materials have softened slightly. The Company does not foresee any near-term changes in either the supply or prices of its raw materials.

IMPACT OF THE YEAR 2000 ISSUE
-----------------------------

     The Year 2000 Issue refers to potential problems with computer systems or any equipment with computer chips or software that use dates where the date has been stored as just two digits (e.g. 98 for 1998). On January 1, 2000, any clock or date recording mechanism incorporating date sensitive software that uses only two digits to represent the year may recognize a date using 00 as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar business activities.

     The Company has conducted a review of its internal information systems to determine the extent of any Year 2000 problem. Based on such a review, the Company does not currently believe that it has material exposure to the Year 2000 Issue with respect to its own information systems, since its existing systems correctly define the Year 2000.

     The Company is in the process of contacting its major suppliers and customers in an effort to determine the extent to which the Company may be vulnerable to these parties' failures to timely correct their own Year 2000 problems. To date, the Company is unaware of any situations of noncompliance that would materially adversely affect its operations or financial condition. There can be no assurances, however, that instances of noncompliance that would have a materially adverse effect on the Company's operations or financial condition will not be identified; that the systems of other companies with which the Company transacts business will not be corrected on a timely basis; or that a failure by such entities to correct a Year 2000 problem or a correction that is incompatible with the Company's information systems would not have a material adverse effect on the Company's operations or financial condition.

BUSINESS FACTORS
----------------

     This report may contain certain forward-looking statements that are subject to certain risks and uncertainties. These statements include statements regarding (i) the expected effects of the ABSA acquisition by the Company; (ii) the Company's ability to realize economies of scale and to expand its sales and production capacity; (iii) the possibility and the expected effect of the Kidamai acquisition; and (iv) the Company's liquidity. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statement as a result of various factors, including, but not limited to, the following: uncertainties regarding the performance advantages of the Company's PMP products and products in development, market responses to pricing actions, continued competitive factors and pricing pressures, the timely acceptance of new products, inventory risk due to shifts in market demand, the development of competing or superior technologies or products from other manufacturers, many of which have substantially greater financial, technical and other resources than the Company, the Company's ability to close the Kidamai acquisition on favorable terms; dependence on key personnel, the variation in the Company's operating results, technological change, the Company's ability to develop and protect proprietary products and technologies, the availability of additional capital on acceptable terms, if at all, to fund expansion, and general economic conditions. For further information, refer to the more specific risks and uncertainties discussed throughout this report.

                          PART II - OTHER INFORMATION


Item 2. Changes in Securities and Use of Proceeds

     In May 1998, the Company reduced the conversion price of the Class B Common Stock Redeemable Warrants (the "B Warrants)") from $5.00 per share to $3.75 per share. In addition, the Company extended the expiration date of the B Warrants from May 12, 1998 to July 31, 1998 and increased the number of B Warrants required to purchase one share of Common Stock from one B Warrant to two B Warrants.

Item 6. Exhibits and Reports on Form 8-K.

(a)  See Exhibit Index

(b) Reports on Form 8-K. On January 5, 1998 the Company filed a Form 8-K with respect to its acquisition of 65% of the capital stock of Alexander Boxall, S.A.

                                   SIGNATURES
                                   ----------

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

                                      Advanced Deposition Technologies, Inc.
                                      --------------------------------------
                                      Registrant


May 15, 1998                          /s/ Glenn J. Walters
------------                          ---------------------------------
                                      Glenn J. Walters
                                      President

May 15, 1998                          /s/ Mark R. Thomas
------------                          ---------------------------------
                                      Mark R. Thomas
                                      Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------

Exhibit        Description
-------        -----------
  10.1         Lease between MARAP, S.A. and Alexander Boxall, S.A. dated
               December 15, 1996

  27.1         Financial Data Schedule