Form 10QSB
period 1998-06-30
ADVANCED DEPOSITION TECHNOLOGIES INC
filed 1998-08-04
CIK 909963

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934




                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998
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


     Indicate by check mark wether the issuers (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO

     As of July 31, 1998, there were 4,268,950 shares of Common Stock, $0.01 par value, of the issuer outstanding.

                    ADVANCED DEPOSITION TECHNOLOGIES, INC.

                                     INDEX


PART I. FINANCIAL INFORMATION                                       PAGE NUMBER

    Item 1. Financial Statements

           Condensed and Consolidated Balance Sheets (unaudited):       1-2
           June 30, 1998 and December 31, 1997

           Condensed and Consolidated Statements of Operations          3
           (unaudited): for the Three Months and Six Months ended June 30, 1998 and June 30, 1997

           Condensed and Consolidated Statements of Cash Flows          4
           (unaudited): for the Six Months ended June 30, 1998
           and June 30, 1997

           Notes to Condensed and Consolidated Financial                5-7
           Statements

    Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         8-14

PART II. OTHER INFORMATION

    Item 2. Changes in Securities and Use of Proceeds                   15

    Item 4. Submission of Matters to a Vote of Security Holders         15

    Item 5. Other Information                                           15-16

    Item 6. Exhibits and Reports on Form 8-K                            16

                     ADVANCED DEPOSITION TECHNOLOGIES, INC.

             CONDENSED AND CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                 (in thousands)

                                     ASSETS

                                                                    June  30,     December 31,
                                                                      1998            1997
                                                                    --------      ------------
CURRENT ASSETS
     Cash and cash equivalents                                       $   525       $   919
     Investment in marketable securities                                  89           155
     Accounts receivable, net of reserve for doubtful
        accounts of $296 and $380 at June 30, 1998 and
        December 31, 1997, respectively                                7,089         7,084
     Inventories                                                       3,628         3,347
     Prepaid expenses and other current assets                            95            69
                                                                    --------       -------
              Total current assets                                    11,426        11,574

PROPERTY AND EQUIPMENT, net                                            6,682         6,331

OTHER ASSETS, net                                                      5,660         6,038
                                                                    --------       -------
              Total assets                                           $23,768       $23,943
                                                                    ========       =======

The Condensed and Consolidated Balance Sheet at December 31, 1997, has been derived from the audited financial statements of the Company at that date.

          See Notes to Condensed and Consolidated Financial Statements

                     ADVANCED DEPOSITION TECHNOLOGIES, INC.

             CONDENSED AND CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                      (in thousands, except share amounts)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                       June  30,     December 31,
                                                                                         1998           1997
                                                                                       ---------   -----------------
CURRENT LIABILITIES
     Due to financing institutions                                                       $ 3,264       $ 3,709
     Accounts payable                                                                      3,950         4,092
     Accrued liabilities                                                                     598           543
     Current maturities of long-term debt                                                    376           525
     Bridge financing                                                                         --         1,000
                                                                                         -------       -------
               Total current liabilities                                                   8,188         9,869

LONG-TERM OBLIGATIONS
     Revolving line of credit                                                                503           974
     Long-term obligations, net of current maturities                                      4,372         2,324
                                                                                         -------       -------
               Total liabilities                                                          13,063        13,169

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                                                 901           795
                                                                                         -------       -------

STOCKHOLDERS' EQUITY;
     Preferred stock, $0.01 par value
          1,000,000 shares authorized, none issued                                            --           --
     Common stock, $0.01 par value,
          10,000,000 shares authorized, 4,286,560 shares issued,
          4,268,950 and 4,262,950 shares outstanding at
          June 30, 1998 and December 31, 1997, respectively                                   43            43
     Common stock purchase warrants                                                        1,671         1,594
     Additional paid-in capital                                                            9,515         9,581
     Retained deficit                                                                     (1,388)       (1,153)
     Foreign currency translation adjustment                                                  28           (19)
                                                                                         -------       -------
                                                                                           9,869        10,046
     Less treasury stock, 17,610 shares at cost                                              (65)          (65)
                                                                                         -------       -------
               Total stockholders' equity                                                  9,804         9,981
                                                                                         -------       -------
               Total liabilities and stockholders' equity                                $23,768       $23,943
                                                                                         =======       =======

The Condensed and Consolidated Balance Sheet at December 31, 1997, has been derived from the audited financial statements of the Company at that date.

          See Notes to Condensed and Consolidated Financial Statements

                     ADVANCED DEPOSITION TECHNOLOGIES, INC.

        CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

               (in thousands, except share and per share amounts)


                                                                Three Months ended          Six Months Ended
                                                                     June  30,                  June  30,
                                                              ----------------------     ----------------------
                                                                 1998         1997          1998         1997
                                                              ----------   ---------     ----------   ---------
REVENUES:
     Product sales                                             $   5,985    $   3,146     $  11,939    $   6,272
     Royalties, license fees and other                                --          400            --          400
                                                               ---------    ---------     ---------    ---------
                                                                   5,985        3,546        11,939        6,672

COST OF REVENUES                                                   4,725        2,605         9,513        4,909
                                                               ---------    ---------     ---------    ---------
     Gross Profit                                                  1,260          941         2,426        1,763

SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES                                         789          442         1,763          827

RESEARCH AND DEVELOPMENT EXPENSES                                     56          141           135          283

AMORTIZATION EXPENSE                                                  70           18           142           37
                                                               ---------    ---------     ---------    ---------
               Operating income                                      345          340           386          616

INTEREST EXPENSE, NET OF
      INTEREST INCOME                                                179           41           358           73

OTHER EXPENSE                                                         49           12           103           26
                                                               ---------    ---------     ---------    ---------
          Income (loss) before income taxes and minority             117          287           (75)         517
               interest

INCOME TAXES                                                          54           --            54           --

MINORITY INTEREST IN NET INCOME OF
     CONSOLIDATED SUBSIDIARY                                         106           --           106           --
                                                               ---------    ---------     ---------    ---------
          Net income (loss)                                    $     (43)   $     287     $    (235)   $     517
                                                               =========    =========     =========    =========

NET INCOME (LOSS) PER SHARE                                       $(0.01)       $0.07        $(0.06)       $0.13
                                                               =========    =========     =========    =========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                     4,268,919    4,074,873     4,268,853    4,102,174
                                                               =========    =========     =========    =========

          See Notes to Condensed and Consolidated Financial Statements

                     ADVANCED DEPOSITION TECHNOLOGIES, INC.

        CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                 (in thousands)

                                                                                 Six  months ended June 30,
                                                                                 --------------------------
                                                                                     1998         1997
                                                                                     ----         -----
CASH FLOWS FROM OPERATING ACTIVITIES:
          Net cash provided by (used in) operating activities                        $ 126       $ (151)
                                                                                     -----       ------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment                                              (805)        (311)
     Decrease in investment in marketable securities                                    66          292
     Decrease (increase) in other assets                                               230          (44)
                                                                                     -----       ------
          Net cash used in investing activities                                       (509)         (63)
                                                                                     -----       ------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net borrowings under revolving line of credit                                     694           24
     Net repayments to financial institutions                                         (445)          --
     Repayment of long term obligations                                               (260)        (264)
     Proceeds from redemption of common stock purchase warrants                         --          184
                                                                                     -----       ------
           Net cash used in financing activities                                       (11)         (56)
                                                                                     -----       ------
NET DECREASE IN CASH                                                                  (394)        (270)

CASH AND CASH EQUIVALENTS, beginning of period                                         919        1,170
                                                                                     -----       ------
CASH AND CASH EQUIVALENTS, end of period                                             $ 525       $  900
                                                                                     =====       ======


          See Notes to Condensed and Consolidated Financial Statements

                     ADVANCED DEPOSITION TECHNOLOGIES, INC.

      NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 June 30, 1998

1.)  GENERAL

     The accompanying unaudited condensed and consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-QSB and
Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Reference should be made to the financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997, which was filed with the Securities and Exchange Commission on April 6, 1998.

     In the opinion of the management of the Company, the accompanying financial statements reflect all adjustments that were of a normal recurring nature necessary for a fair presentation of the Company's results of operations and changes in financial position for the three and six month periods ended June 30, 1998 and June 30, 1997. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

2.)  SIGNIFICANT ACCOUNTING POLICIES

     The accompanying condensed and consolidated financial statements reflect the application of certain significant accounting policies, including those described below.

     a.  Principals of consolidation

     The accompanying condensed and consolidated financial statements include the Company and its majority owned and wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     b.  Revenue recognition

     The Company recognizes revenues on its product sales upon shipment and royalties and license fees as earned.

     c.   Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                            June 30,           December 31,
                                              1998                 1997
                                       -----------------    -----------------
Raw materials                                $1,476               $1,812
Work in process and finished goods            2,530                1,913
                                             ------               ------
                                              4,006                3,725
Less: Reserves for obsolescence                 378                  378
                                             ------               ------
          Total                              $3,628               $3,347
                                             ======               ======

     d.    Net Income (Loss) per Common Share

     Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share", ("SFAS 128"). The new accounting standard established standards for computing and presenting earnings per share. The Company has restated 1997 income per share to conform to the new standards.

     e.  Reclassifications

     Certain balances in the 1997 financial statements have been reclassified to conform to the 1998 presentation.

     f.  Comprehensive income

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income", ("SFAS 130"), which requires that all components of comprehensive and total comprehensive income income be reported on one of the following: a statement of income and comprehensive income, a statement of comprehensive income or a statement of stockholders equity. Comprehensive income is comprised of net income and all changes to stockholders' equity except those due to investment by owners (changes in paid in capital) and distributions to owners (dividends). For interim reporting purposes, SFAS 130 requires disclosure of total comprehensive income.

                                                         For the three months ended              For the six months
                                                                   June 30,                        ended June 30,

                                                               1998             1997            1998            1997
                                                         ---------------   -------------   -------------   -------------
Net income                                                     $ (43)          $ 287           $(235)          $ 517
Foreign currency translation adjustment                           59              --              28             --
                                                               -----           -----           -----           -----
     Total comprehensive income                                $  16           $ 287           $(207)          $ 517
                                                               =====           =====          ======          ======

     g.  Industry and geographic segments

     The Company's operations are classified into two business segments: food packaging applications and electronic capacitor operations.

     The following table shows sales, operating income (loss) and other financial information by industry segment as of and for the six months ended June 30, 1998 and 1997.

                                                                         Adjustments
                                      Food      Capacitor                        and
                                 Packaging   Applications   Corporate   Eliminations   Consolidated
June 30, 1998
Sales                              $ 2,024        $10,742      $   --          $(827)       $11,939
                                   -------        -------      ------          -----        -------
Operating income (loss)            $  (225)       $   268      $  (50)         $ (68)       $   (75)
                                   =======        =======      ======          =====        =======
Capital expenditures               $   180        $   600      $   25          $  --        $   805
Depreciation and amortization          135            319          --             68            522
Identifiable assets at
  June 30, 1998                    $ 3,390        $16,963      $3,415          $  --        $23,768
                                   =======        =======      ======          =====        =======

June 30, 1997
Sales                              $ 4,054        $ 2,618      $   --          $  --        $ 6,672
                                   -------        -------      ------          -----        -------
Operating income (loss)            $   436        $   305      $ (125)          $  --        $   616
                                   =======        =======      ======          =====        =======
Capital expenditures               $    50        $   261      $   --          $  --        $   311
Depreciation and amortization           90            195          --             --            285
Identifiable assets at
  June 30, 1997                    $ 3,200        $ 8,131      $1,848          $  --        $13,179
                                   =======        =======      ======          =====        =======

     The Company operates in the United States and Spain in 1998 and in the United States only for the six months ended June 30, 1997. Geographic information for following table shows sales, operating income (loss) and other financial information by industry segment as of and for the six months ended June 30, 1998.

                                                                         Adjustments
                                    United                                       and
                                    States          Spain   Corporate   Eliminations          Total
Sales                              $ 4,906        $ 7,860      $   --          $(827)       $11,939
                                   -------        -------      ------          -----        -------
Operating income (loss)            $  (359)       $   402      $  (50)         $ (68)       $   (75)
                                   =======        =======      ======          =====        =======
Capital expenditures               $   450        $   355      $   --          $  --        $   805
Depreciation and amortization          324            130          --             68            522
Identifiable assets at
  June 30, 1998                    $11,351        $ 9,616      $3,415          $(614)       $23,768
                                   =======        =======      ======          =====        =======

     Total comprehensive income is as follows (in thousands):

3.)  CASH AND CASH EQUIVALENTS
     The Company considers all investments purchased with original maturities of less than three months to be cash equivalents. Cash and cash equivalents consist of the following (in thousands):

                                June 30,        December 31,
                                  1998              1997
                               --------        -------------
Cash                              $ 525             $919
                                  -----             ----
         Total                    $ 525             $919
                                  =====             ====

4.)  INVESTMENT IN MARKETABLE SECURITIES
     The Company adopted Statement of Financial Accounting Standards No.
115, "Accounting for Certain Investments in Debt and Equity Investments", ("SFAS 115"), effective January 1, 1994. As of

June 30, 1998 and December 31, 1997, investments in marketable securities that are classified as available-for-sale and were recorded at fair value (which approximated cost), consisted of the following (in thousands):

                             June 30,           December 31,
                               1998                 1997
                           ------------        -------------
Equity instruments             $ 89                 $ 155
                               ----                 -----
         Total                 $ 89                 $ 155
                               ====                 =====

5.)  COMMON STOCK PURCHASE WARRANTS

     The Company's Redeemable Common Stock Purchase Warrants (the "IPO Warrants") expired on March 8, 1997. Approximately 78,000 IPO Warrants were exercised during the first quarter of 1997, resulting in net proceeds to the Company of approximately $183,000.

     In May 1998, the Company reduced the conversion price of the Class B
Common Stock Redeemable Warrants (the " B Warrants") from $5.00 per share to $3.75 per share. In addition, the Company extended the expiration date of the B Warrants from May 12, 1998 to July 31, 1998 and increased the number of warrants required to purchase one share of Common Stock from one B Warrant to two B Warrants. The B Warrants expired on July 31, 1998.


6.)  ACQUISITION

     In December 1997, the Company acquired 65% of the outstanding common stock of Alexander Boxall, S.A. ("ABSA"), located in Madrid, Spain for $2,884,688 in cash, a secured note of $990,000 and 280,000 shares of the Company's common stock having a fair value of $1,034,000. The acquisition was recorded under the purchase method whereby the net assets acquired were recorded at their fair market values and the excess of cost over the fair value of the net assets acquired of approximately $3,415,000 was allocated to goodwill and is being amortized over 25 years.

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

GENERAL
-------

     Advanced Deposition Technologies, Inc. (the "Company" or "A. D. TECH"), is a technology leader in developing and manufacturing high-resolution, patterned, vacuum-metallized coatings for a variety of energy management applications for use in industrial, commercial and consumer products. Included among these are product offerings for electronic capacitors, microwave and standard food packaging, security holograms, retroreflective films, barrier packaging, electronic article surveillance (EAS), and electric static discharge (ESD). In December, 1997, the Company acquired 65% of the common stock of Alexander Boxall, S.A. of Madrid, Spain ("ABSA"), a manufacturer of electronic capacitors used for lighting and motor run applications. The Company's revenue to date has been primarily from sales to the capacitor and microwave packaging markets.

RECENT DEVELOPMENTS
-------------------

     As a result of the operating losses experienced during the first quarter due to the sharply reduced demand for BROWN & CRISP bags, the Company instituted a cost containment and reduction program which resulted in salary reductions, layoffs, organizational restructuring and formal cost cutting programs. The results of these initiatives, in addition to improved performance of ABSA resulted in an improvement in the Company's quarterly results. It is expected that as production levels increase, the Company will be better positioned to generate consistent profits. Although the Company has taken orders for BROWN & CRISP bags, it does not expect that that 1998 sales of BROWN & CRISP bags will match the amount sold in 1997.

     On July 27, 1998, the Company closed on its debt restructuring with its bank. Under the new financing arrangement, the Company's existing Bridge Loan and a portion of the balance on it revolving line of credit will be repaid over 3 years.

     The Company continues its progress towards consummating its acquisition of the majority of the common stock of Kidamai SDN of Malaysia ("Kidamai"), a capacitor assembly company with 1997 sales of less than $1,000,000. The Company has discovered some financing possibilities not initially contemplated which could enhance the value of the acquisition but which has also extended the closing date. The agreement to purchase remains in tact, and all parties remain committed to consummating the deal as soon as possible.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

     Revenues. Revenues increased to $5,985,000 for the three months ended
June 30, 1998, as compared to $3,546,000 for the three months ended June 30, 1997, an increase of 69%. The increase is due to the effect of the consolidation of the sales of ABSA. Excluding the effect of the consolidation of ABSA, sales for the three months ended June 30, 1998 decreased by 31% due to lower sales of BROWN & CRISP bags and the non-recurrence of $400,000 in revenue related to a technology licensing agreement. Product sales unrelated to BROWN & CRISP or the ABSA acquisition increased by 20% due to higher unit shipments of metalized film to the standard microwave food packaging market.

     Cost of Revenues. Cost of revenues totaled $4,725,000 (78.9% of product sales) for the three months ended June 30, 1998, compared to $2,605,000 (82.8% of product sales) for the three months ended June 30, 1997. The increase in cost of revenues was primarily due to the effect of the consolidation of

ABSA. Excluding the effect of the consolidation of ABSA, cost of revenues decreased due to reduced sales of BROWN & CRISP bags, partially offset by higher shipments of metalized film to the standard microwave food packaging market. The decrease in cost of revenues as a percentage of product sales was the result of the effect of the consolidation of higher margin ABSA products partially offset by the reduction in shipments of BROWN & CRISP bags.

     Gross Profit. Gross profit increased to $1,260,000 (21.1% of product sales) for the three months ended June 30, 1998, compared to $941,000 (30.0% of product sales) for the three months ended June 30, 1997. The increase in gross profit was due to the effect of the consolidation of ABSA, partially offset by the non-recurrence of technology licensing revenue and reduced shipments of BROWN&CRISP bags. Gross profit as a percentage of product sales decreased due to the non-recurrence of technology licensing revenue and lower sales of BROWN&CCRISP bags, partially offset by the effect of the consolidation of relatively higher margin ABSA products sales.

     Selling, General and Administrative. Selling, general and administrative expenses increased to $789,000 for the three months ended June 30, 1998 (13.2% of product sales) from approximately $442,000 (14.0% of product sales) for the three months ended June 30, 1997. This increase was primarily due to the effect of the consolidation of ABSA. Higher payroll expenses and professional fees also contributed to the increase.

     Research and Development. Research and development expenses decreased to $56,000 for the three months ended June 30, 1998, from approximately $141,000 for the three months ended June 30, 1997, Research and development expenditures were higher in 1997 due to the costs associated with developing High Energy Density materials, among other reasons, which is now past the research stage.

     Amortization. .Amortization expenses increased to $70,000 during the three months ended June 30, 1998 compared to $18,000 for the three months ended June 30, 1997 due to the additional amortization of the goodwill recognized in the ABSA purchase.

     Operating Income. The Company generated operating income of $345,000 for the three months ended June 30, 1998, compared to operating income of $340,000 for the three months ended June 30, 1997. The increase is primarily the result of profits generated by ABSA, partially offset by the reduced sales of BROWN&CRISP bags, the non-recurrence of technology licensing revenue and higher overhead expenses.

     Net Interest Expense. Net interest expense increased to $179,000 for the three months ended June 30, 1998 compared to $41,000 for the three months ended June 30, 1997. The increase is due to the effects of consolidating ABSA, the cost of financing the ABSA purchase, and higher debt balances as a result of operating losses and equipment purchases.

     Other Expense. Other expense increased to $49,000 during the three months ended June 30, 1998, compared to $12,000 for the three months ended June 30, 1997. Other expense includes, among other items, the amortization of costs associated with the new financing arrangement entered into during 1997.

     Income Taxes. Income taxes increased to $54,000 for the three months ended June 30, 1998 compared to an insignificant amount for the three months ended June 30, 1997. Income tax expense was attributable to the profits generated by ABSA.

     Minority Interest. Minority interest totaled $106,000 for the three months ended June 30, 1998, resulting from the net income after taxes of ABSA attributable to minority shareholders.

     Net Income (loss). The Company generated a net loss of $43,000 during the three months ended June 30, 1998 as compared to net income of $287,000 for the three months ended June 30, 1997 as a result of the factors discussed above.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

     Revenues. Net revenues increased to $11,939,000 for the six months ended June 30, 1998, as compared to $6,672,000 for the six months ended June 30, 1997, a increase of 79%, due to the effect of the consolidation of the sales of ABSA. Excluding the effect of the consolidation of ABSA, revenues decreased by 26% due to reduced demand for BROWN&CRISP bags and the non-recurrence of technology licensing revenue. Product sales unrelated to BROWN&CRISP or the ABSA acquisition increased by 26% due to higher unit shipments of metalized film to the standard microwave food packaging market.

     Cost of Revenues. Cost of revenues increased to $9,513,000 (79.7% of product sales) for the six months ended June 30, 1998, compared to $4,909,000 (78.3% of product sales) for the six months ended June 30, 1997 primarily due to the effect of the consolidation of ABSA. Excluding the effects of the consolidation of ABSA, cost of revenues decreased due to lower demand for BROWN & CRISP bags, partially offset by higher shipments of metalized film to the standard microwave food packaging industry. Cost of revenues as a percentage of product sales for the six months ended June 30, 1998 increased slightly compared to the six months ended June 30, 1997 due to lower shipments of BROWN & CRISP bags, partially offset by the effect of consolidating relatively higher margin ABSA products.

      Gross Profit. Gross profit increased to $2,426,000 (20.3% of product sales) for the six months ended June 30, 1998, compared to $1,763,000 (28.1% of product sales) for the six months ended June 30, 1997. The increase in gross profit resulted from the effect of the consolidation of ABSA, partially offset by the reduced shipments of BROWN&CRISP bags and the non-recurrence of technology licensing revenue. Gross profit as a percentage of product sales decreased due to the non-recurrence of technology licensing revenue and reduced shipments demand for higher margin BROWN&CRISP bags, partially offset by the consolidation of relatively higher margin shipments of ABSA products

      Selling, General and Administrative. Selling, general and administrative expenses increased to $1,763,000 for the six months ended June 30, 1998 (14.7% of product sales) from approximately $827,000 for the six months ended June 30, 1997 (13.2% of product sales). This increase was primarily due to the consolidation of ABSA combined with higher payroll expenses and professional fees.

      Research and Development. Research and development expenses decreased to $135,000 for the six months ended June 30, 1998, from approximately $283,000 for the six months ended June 30, 1997. Research and development expenditures were higher in 1997 due to the costs associated with developing High Energy Density materials, among other reasons, which is now past the research stage.

      Amortization. .Amortization expense increased to $142,000 during the six months ended June 30, 1998 compared to $37,000 for the six months ended June 30, 1997 due to the amortization of the goodwill recognized in the ABSA purchase.

      Operating Income. The Company generated operating income of $386,000 for the six months ended June 30, 1998, compared to operating income of $616,000 for the six months ended June 30, 1997. The decrease resulted from reduced demand for BROWN&CRISP bags, the non-recurrence of technology licensing revenue and higher overhead expenses, partially offset by the effect of consolidating the operating profits generated by ABSA.

      Net Interest Expense. Net interest expense increased to $358,000 for the six months ended June 30, 1998, compared to $73,000 for the six months ended June 30, 1997. The increase is due to the effects of consolidating ABSA, the cost of financing the ABSA purchase, and higher debt balances as a result of operating losses and equipment purchases.

      Other Expense. Other expense was $103,000 during the six months ended
June 30, 1998, compared to $26,000 for the six months ended June 30, 1997. Other expense includes the amortization of costs associated with the financing arrangement entered into during 1997.

      Income Taxes. Income taxes were $54,000 for the six months ended June 30, 1998 compared to an insignificant amount for the six months ended June 30, 1997. Income tax expense was attributable to the profits generated by ABSA.

      Minority Interest. Minority interest totaled $106,000 for the six months ended June 30, 1998 resulting from the net income after taxes of ABSA attributable to the minority shareholder.

      Net Income (Loss). The Company generated a net loss of $235,000 for the six months ended June 30, 1998, compared to net income of $517,000 for the six months ended June 30, 1997, as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company had working capital of approximately $3,238,000 at June
30, 1998, compared to working capital of $1,705,000 at December 31, 1997. The increase in working capital primarily reflects the reclassification of the existing Bridge Note balance of $1,000,000 from a current liability to a non-current liability and the reduction in the current maturities of term debt as a result of the Company's restructuring of its financing arrangement with its bank on July 24, 1998 and to a lesser extent, cash flow from operations.

     Cash provided by operating activities for the six months ended June
30, 1998, was $126,000 compared to cash used by operating activities during the six months ended June 30, 1997, of $151,000. Cash flow from operations resulted primarily from non-cash charges to income partially offset by increases in inventory.

     In the six-month period ended June 30, 1998, the Company expended
$805,000 in capital investments. The investments during 1998 were primarily for adding manufacturing capacity and increasing the efficiency of existing equipment. At present, the Company has purchase commitments totaling $1,500,000 for equipment scheduled to be delivered in the first quarter of 1999. The Company expects to finance this equipment purchase through additional bank debt

     On July 24, 1998, the Company restructured its existing financing agreements with its bank that, among other things, extends the term of its existing line of credit, bridge loan and term loan facilities (the "New Credit Facilities"). The new line of credit facility allows the Company to borrow up to $2,000,000 based on percentages of its eligible accounts receivable, raw materials and finished goods inventories. This new line of credit facility expires July 24, 2001. Borrowings under the line of credit bear interest at a rate per annum equal to the bank's prime lending rate plus 1%. The Company had drawn down approximately $503,000 on the new line of credit at the time of closing. The new financing arrangement also provided the Company with a term debt facility of $3,750,000 to be repaid in 29 monthly payments of $62,500 commencing January 1999, with a balloon payment of $ 1,875,000 in July 2001. Interest at the banks prime right plus 1.25% is due monthly. The new term debt facility allowed the Company to repay the bridge note balance of $1,000,000 and move approximately $1,165,000 of its previous revolving line of credit balance into a term note structure.

     The New Credit Facilities require the Company to maintain certain financial ratios and tangible net worth levels, among others. The Company is in compliance with all covenants.

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

INFLATION
---------

     During 1997 and 1998, supplies of raw materials used by the Company have been adequate to meet demand and prices for these raw materials have been softened slightly. The Company does not foresee any near-term changes in either the supply or prices of its raw materials.

IMPACT OF THE YEAR 2000 ISSUE
-----------------------------

     The Year 2000 Issue refers to potential problems with computer systems or any equipment with computer chips or software that uses dates where the date has been stored as just two digits (e.g. 98 for 1998). On January 1, 2000, or any clock or date recording mechanism incorporating date sensitive software that uses only two digits to represent the year may recognize a date using 00 as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar business activities.

     The Company has conducted a review of its internal information systems to determine the extent of any Year 2000 problem. Based on such a review, the Company does not currently believe that its has material Exposure to the Year 2000 Issue with respect to its own information systems, since its existing systems correctly define the Year 2000.

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

                          PART II - OTHER INFORMATION


Item 2.    Changes in Securities and Use of Proceeds
           -----------------------------------------

     In May 1998, the Company reduced the conversion price of the Class B Common Stock Redeemable Warrants (the "B Warrants") from $5.00 per share to $3.75 per share. In addition, the Company extended the expiration date of the B Warrants from May 12, 1998 to July 31, 1998 and increased the number of B Warrants required to purchase one share of Common Stock from one B Warrant to two B Warrants. The B Warrants expired on July 31, 1998. No B Warrants were exercised.

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

     On May 21, 1998, the Company held its Annual Meeting of Stockholders (the "Annual Meeting") to vote on the following proposals:

     1. To elect two Class II Directors, the nominees being Dr. Charles R. Buffler and Mr. Robert M. Pozzo ("Proposal 1").

     2. To ratify the appointment of BDO Seidman, LLP as independent accountants for the Company for the fiscal year ending December 31, 1998 ("Proposal 2").

     Of the total of 4,268,919 shares of the Company's Common Stock of record as of April 10, 1998, able to vote at the Annual Meeting, a total of approximately 3,324,064 shares were voted, or approximately 78% of the Company's issued and outstanding shares of Common Stock entitled to vote on these matters.

     Each of the proposals was adopted, with the vote totals as follows:

Proposal 1:

Election of Directors
---------------------
                                   For                       Against
                                   ---                       -------
Dr, Charles R. Buffler       3,299,987 (99.28%)           24,077 (0.72%)
Mr. Robert M. Pozzo          3,303,487 (99.38%)           20,577 (0.62%)

In addition to the election of Dr. Buffler and Mr. Pozzo, the following individuals continue serving as Directors of the Company: Glenn J. Walters, John
J. Moroney, Alex P. Boxall, and Mark R. Thomas.

Proposal 2: To ratify the appointment of BDO Seidman, LLP as independent accountants for the Company for the fiscal year ending December 31, 1998.

               For                  Against                  Abstain
               ---                  -------                  -------
       3,285,935 (98.85%)        8,242 (0.25%)           29,887 (0.90%)

Item 5.    Other Information
           -----------------

     Stockholders who wish to have their proposals presented at the 1999 Annual Meeting of the Stockholders must deliver such proposals in writing to the Secretary of the Company at the Company's principal executive offices no later than December 23, 1998 for inclusion in the Company's proxy statement and form of proxy meeting relating to that meeting. Stockholders who do not wish to include their proposals in such proxy statements and form of proxy but who wish to present such proposals at the Company's 1999 Annual Meeting of Stockholders must notify the Secretary of the Company in writing at the Company's principal executive offices no later than March 10, 1999 in order for their proposals to be considered timely for purposes of Rule 14a-4 under the Securities Exchange Act of 1934, as amended.

Item 6.    Exhibits and Reports on Form 8-K.
           ---------------------------------

    (a)    See Exhibit Index.

    (b) Reports on Form 8-K. On May 11, 1998, the Company filed a Form 8-K in connection with extending the expiration date of the Company's the Class B Common Stock Redeemable Warrants (the "B Warrants") from May 12, 1998 to July 31, 1998 and with respect to amending the terms of the B Warrants such that the exercise of every two B Warrants entitles the Warrant holder to purchase one share of the Company's Common Stock at a per share exercise price of $3.75. On May 11, 1998, the Company filed a Form 8-K/A in connection with its acquisition of 65% of the capital stock of Alexander Boxall, S.A.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

                                     Advanced Deposition Technologies, Inc.
                                     --------------------------------------
                                     Registrant


August 4, 1998                           /s/ Glenn J. Walters
---------------                      --------------------------------------
                                          Glenn J. Walters
                                          President

August 4, 1998                          /s/ Mark R. Thomas
---------------                      -------------------------------------
                                         Mark R. Thomas
                                         Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------


          Exhibit          Description
          -------          -----------
          27.1             Financial Data Schedule