Form 10QSB
period 1998-09-30
ADVANCED DEPOSITION TECHNOLOGIES INC
filed 1998-11-16
CIK 909963

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549




                                  FORM 10-QSB




                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934




               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
                         COMMISSION FILE NUMBER 1-12230



                     ADVANCED DEPOSITION TECHNOLOGIES, INC.
       (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)



    DELAWARE                                                     04-2865714
(State of Organization)                                       (I.R.S. EMPLOYER
                                                             IDENTIFICATION NO.)



       580 MYLES STANDISH INDUSTRIAL PARK, TAUNTON, MASSACHUSETTS 02780
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, ZIP CODE)



                                (508) 823-0707
               (Issuer's telephone number, including area code)



     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO __

     As of October 31, 1998, there were 4,250,919 shares of Common Stock, $0.01 par value, of the issuer outstanding.

                    ADVANCED DEPOSITION TECHNOLOGIES, INC.

                                     INDEX

PART I. FINANCIAL INFORMATION                                            PAGE NUMBER

Item 1. Financial Statements

         Condensed and Consolidated Balance Sheets (unaudited):              1-2
         September 30, 1998 and December 31, 1997

         Condensed and Consolidated Statements of Operations                 3
         (unaudited): for the Three Months and Nine Months
         ended September 30, 1998 and September 30, 1997

         Condensed and Consolidated Statements of Cash Flows                 4
         (unaudited): for the Nine Months ended September 30, 1998
         and September 30, 1997

         Notes to Condensed and Consolidated Financial                       5-8
         Statements

         Item 2. Management's Discussion and Analysis of Financial           9-15
         Condition and Results of Operations

PART II. OTHER INFORMATION

         Item 6. Exhibits and Reports filed on Form 8-K                      16

                     ADVANCED DEPOSITION TECHNOLOGIES, INC.

             CONDENSED AND CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                 (in thousands)

                                     ASSETS

                                                                                           September 30,       December 31,
                                                                                               1998                1997
                                                                                         --------------      -------------
CURRENT ASSETS
     Cash and cash equivalents                                                           $        119        $       919
     Investment in marketable securities                                                           33                155
     Accounts receivable, net of reserve for doubtful accounts of $221 and $135
           at September 30, 1998 and  December 31, 1997, respectively                           8,123              7,084
     Amount due from related party                                                                200                 --
     Inventories                                                                                4,115              3,347
     Prepaid expenses and other current assets                                                    112                 69
                                                                                         ------------        -----------
              Total current assets                                                             12,702             11,574

PROPERTY AND EQUIPMENT, net of accumulated depreciation                                         6,939              6,331

OTHER ASSETS, net of accumulated amortization                                                   5,921              6,038
                                                                                         ------------        -----------
               Total assets                                                              $     25,562        $    23,943
                                                                                         ============        ===========

The Condensed and Consolidated Balance Sheet at December 31, 1997, has been derived from the audited financial statements of the Company at that date.

          See Notes to Condensed and Consolidated Financial Statements

                    ADVANCED DEPOSITION TECHNOLOGIES, INC.

             CONDENSED AND CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                     (in thousands, except share amounts)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                          September 30,         December 31,
                                                                                              1998                 1997
                                                                                          -----------            ---------
CURRENT LIABILITIES
     Due to financing institutions                                                          $   3,152           $   3,709
     Accounts payable                                                                           4,787               4,092
     Accrued liabilities                                                                          698                 543
     Current maturities of long-term debt                                                         564                 525
     Bridge financing                                                                              --               1,000
                                                                                            ---------           ---------
               Total current liabilities                                                        9,201               9,869


LONG-TERM OBLIGATIONS
     Revolving line of credit                                                                     713                 974
     Long-term obligations, net of current maturities                                           4,638               2,324
                                                                                            ---------           ---------
               Total liabilities                                                               14,552              13,167

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                                                    1,029                 795
                                                                                            ---------           ---------

STOCKHOLDERS' EQUITY;
     Preferred stock, $0.01 par value
          1,000,000 shares authorized, none issued                                                 --                  --
     Common stock, $0.01 par value,
          10,000,000 shares authorized, 4,286,560 shares issued,
          4,255,350 and 4,262,950 shares outstanding at
          September 30, 1998 and December 31, 1997, respectively                                   43                  43
     Common stock purchase warrants                                                             1,594               1,594
     Additional paid-in capital                                                                 9,592               9,581
     Accumulated deficit                                                                       (1,256)             (1,153)
     Foreign currency translation adjustment                                                      136                 (19)
     Unrealized loss on marketable securities                                                     (44)                 --
                                                                                            ---------           ---------
                                                                                               10,065              10,046
     Less treasury stock, 31,210 and 17,610 shares at cost at September 30, 1998
          and December 31, 1997, respectively                                                     (84)                (65)
                                                                                            ---------           ---------
               Total stockholders' equity                                                       9,981               9,981
                                                                                            ---------           ---------
               Total liabilities and stockholders' equity                                   $  25,562           $  23,943
                                                                                            =========           =========

The Condensed and Consolidated Balance Sheet at December 31, 1997, has been derived from the audited financial statements of the Company at that date.

          See Notes to Condensed and Consolidated Financial Statements

                     ADVANCED DEPOSITION TECHNOLOGIES, INC.

        CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

               (in thousands, except share and per share amounts)


                                                                         Three Months ended          Nine Months Ended
                                                                           September  30,              September  30,
                                                                   --------------------------     -----------------------
                                                                      1998            1997           1998         1997
                                                                   ------------    ----------     ----------   ----------
REVENUES:
     Product sales                                                   $    6,346   $    1,899     $   18,285   $    8,171
     Royalties, license fees and other                                      500           --            500          400
                                                                     ----------   ----------     ----------   ----------
                                                                          6,846        1,899         18,785        8,571

COST OF REVENUES                                                          5,612        1,793         15,125        6,702
                                                                     ----------   ----------     ----------   ----------
     Gross Profit                                                         1,234          106          3,660        1,869

SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES                                                625          367          2,388        1,194

RESEARCH AND DEVELOPMENT EXPENSES                                            42          109            177          357

AMORTIZATION EXPENSE                                                         73           37            215          109
                                                                     ----------   ---------      ----------    ---------
          Operating income (loss)                                           494         (407)           880          209

INTEREST EXPENSE, NET OF
     INTEREST INCOME                                                       (208)         (45)          (566)        (118)

OTHER INCOME (EXPENSE)                                                       67          (32)           (36)         (58)
                                                                     ----------   ---------      ----------    ---------
          Income (loss) before income taxes and minority                    353         (484)           278           33
               Interest

INCOME TAXES                                                                177           --            231           --

MINORITY INTEREST IN NET INCOME OF
     CONSOLIDATED SUBSIDIARY                                                 44           --            150           --
                                                                     ----------   ----------     ----------   ----------
          Net income (loss)                                          $      132   $     (484)    $     (103)  $       33
                                                                     ==========   ==========     ==========   ==========

BASIC AND FULLY DILUTED NET INCOME (LOSS)  PER WEIGHTED
 AVERAGE COMMON SHARES OUTSTANDING
                                                                     $     0.03   $    (0.12)    $    (0.02)  $     0.01
                                                                     ==========   ==========     ==========   ==========


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                            4,264,476    3,964,702      4,267,394    3,952,029
                                                                     ==========   ==========     ==========   ==========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, ASSUMING
 DILUTION                                                             4,264,736    3,964,702      4,267,394    4,104,693
                                                                     ==========   ==========      =========    =========


          See Notes to Condensed and Consolidated Financial Statements

                     ADVANCED DEPOSITION TECHNOLOGIES, INC.

        CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                 (in thousands)

                                                                                   Nine  months ended September 30,
                                                                                   --------------------------------
                                                                                      1998                  1997
                                                                                    --------              --------
CASH FLOWS FROM OPERATING ACTIVITIES:
          Net cash provided by (used in) operating activities                        $    149            $    (161)
                                                                                     --------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment                                               (1,590)                (382)

     Decrease (increase) in investment in marketable securities                            78                  (17)

     Increase in other assets                                                            (113)                 (47)
                                                                                     --------            ---------
          Net cash used in investing activities                                        (1,625)                (446)
                                                                                     --------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net (repayment) borrowings under revolving line of credit                           (261)                 391
     Net repayments to financial institutions                                            (557)                  --
     Repayment of bridge financing                                                     (1,000)                  --
     Net borrowings (repayment) of long term obligations                                2,347                 (397)
     Purchase of treasury stock                                                           (19)                  --
     Exercise of stock options                                                             11                    1
     Proceeds from redemption of common stock purchase warrants                            --                  184
     Purchase of warrants                                                                  --                  (18)
                                                                                     --------            ---------
          Net cash provided by financing activities                                       521                  161
                                                                                     --------            ---------
          Net effect of exchange rates on cash and cash equivalents                       155                   --
                                                                                     --------            ---------
NET DECREASE IN CASH                                                                     (800)                (446)


CASH AND CASH EQUIVALENTS, beginning of period                                            919                1,170
                                                                                     --------            ---------
CASH AND CASH EQUIVALENTS, end of period                                             $    119            $     724
                                                                                     ========            =========


          See Notes to Condensed and Consolidated Financial Statements

                     ADVANCED DEPOSITION TECHNOLOGIES, INC.

      NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               September 30, 1998
1.)  GENERAL

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

     In the opinion of the management of the Company, the accompanying financial statements reflect all adjustments that were of a normal recurring nature necessary for a fair presentation of the Company's results of operations and changes in financial position for the three and nine month periods ended September 30, 1998 and September 30, 1997. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

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

     b.  Revenue recognition

     The Company recognizes revenues on its product sales upon shipment and royalties and license fees as earned. During the three months ended September 30, 1998, the Company licensed the use of certain patented materials to a company owned by a person who is both a stockholder and an officer of the Company. The amount of revenue recognized during the three months ended September 30, 1998, as a result of this licensing agreement was $200,000. The Company also licensed the use of certain patented materials during the three months ended September 30, 1998, to a company with whom the Company has signed a letter of intent to acquire a minimum 40% equity position. The amount of revenue recognized during the three months ended September 30, 1998, as a result of this licensing agreement was $300,000, all of which is included in Accounts Receivable.

     c.   Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                                           September 30,         December 31,
                                                                1998               1997
                                                         -----------------   -----------------
Raw materials                                                 $   $2,059          $    1,812
Work in process                                                      469                 731
Finished goods                                                     1,938               1,182
                                                              ----------          ----------
                                                                   4,466               3,725
Less: Reserves for obsolescence                                      351                 378
                                                              ----------          ----------
          Total                                               $    4,115          $    3,347
                                                              ==========          ==========

d.    Net Income (Loss) per Common Share

     Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). The new accounting standard established standards for computing and presenting earnings per share. The Company has restated 1997 income per share to conform to the new standards.

e.  Reclassifications

     Certain balances in the 1997 financial statements have been reclassified to conform to the 1998 presentation.

f.  Comprehensive income

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which requires that all components of comprehensive and total comprehensive income be reported on one of the following: a statement of income and comprehensive income, a statement of comprehensive income or a statement of stockholders equity. Comprehensive income is comprised of net income and all changes to stockholders' equity except those due to investment by owners (changes in paid in capital) and distributions to owners (dividends). For interim reporting purposes, SFAS 130 requires disclosure of total comprehensive income.

     Total comprehensive income (unaudited) is as follows (in thousands):

                                                 For the three months ended          For the nine months ended
                                                       September 30,                        September 30,
                                                   1998              1997               1998              1997
                                                 --------          --------           --------          --------
Net income                                       $    132          $   (484)          $   (103)         $     33
Foreign currency translation adjustment               108                --                155                --
Marketable securities unrealized loss                 (44)               --                (44)               --
                                                 --------          --------           --------          --------
     Total comprehensive income                  $    196          $   (484)          $      8          $     33
                                                 ========          ========           ========          ========

3.)  CASH AND CASH EQUIVALENTS

       The Company considers all investments purchased with original maturities of less than three months to be cash equivalents. Cash and cash equivalents consist of the following (in thousands):

                                                           September 30,      December 31,
                                                                1998                1997
                                                         -----------------   -----------------
Cash                                                         $      119          $      919
                                                             ----------          ----------
         Total                                               $      119          $      919
                                                             ==========          ==========

4.)    INVESTMENT IN MARKETABLE SECURITIES

       The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Investments" ("SFAS 115"), effective January 1, 1994. As of September 30, 1998 and December 31, 1997, investments in marketable securities that are classified as available-for-sale and are recorded at fair value, consisted of the following (in thousands):

                                                            September 30,     December 31, 1997
                                                                1998
                                                          -----------------   -----------------
Equity instruments                                            $       33          $      155
                                                              ----------          ----------
         Total                                                $       33          $      155
                                                              ==========          ==========

5.)    COMMON STOCK PURCHASE WARRANTS

       The Company's Redeemable Common Stock Purchase Warrants (the "IPO Warrants") expired on March 8, 1997. Approximately 78,000 IPO Warrants were exercised during the first quarter of 1997, resulting in net proceeds to the Company of approximately $183,000.

       In May 1998, the Company reduced the conversion price of the Class B Common Stock Redeemable Warrants (the "B Warrants") from $5.00 per share to $3.75 per share. In addition, the Company extended the expiration date of the B Warrants from May 12, 1998 to July 31, 1998 (the "Extended Period"), and increased the number of warrants required to purchase one share of Common

Stock from one B Warrant to two B Warrants. The B Warrants expired on July 31,1998. No B Warrants were exercised during the Extended Period.

6.)  ACQUISITIONS

     In December 1997, the Company acquired 65% of the outstanding common stock of Alexander Boxall, S.A. ("ABSA"), located in Madrid, Spain for $2,884,688 in cash, a secured note of $990,000 and 280,000 shares of the Company's common stock having a fair value of $1,034,000. The acquisition was recorded under the purchase method whereby the net assets acquired were recorded at their fair market values and the excess of cost over the fair value of the net assets acquired of approximately $3,581,000 was allocated to goodwill and is being amortized over 25 years.

     Effective October 1, 1998, the Company, through ABSA, acquired 80% of the outstanding common stock of Kidamai, SDN of Malaysia ("Kidamai"), a capacitor assembly company with 1997 sales of less than $1,000,000, for approximately $350,000 in the form of the cancellation of amounts due ABSA for product sales. The acquisition will be recorded under the purchase method of accounting whereby the net assets acquired will be recorded at their fair market value and the excess of cost over the fair value of the net assets acquired will be allocated to goodwill and amortized over 25 years. The fair value of the assets acquired has not been determined.

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

GENERAL
-------

       Advanced Deposition Technologies, Inc. (the "Company" or "A. D. TECH"), is a technology leader in developing and manufacturing high-resolution, patterned, vacuum-metalized coatings for a variety of energy management applications for use in industrial, commercial and consumer products. Included among these are product offerings for electronic capacitors, microwave and standard food packaging, security holograms, retroreflective films, barrier packaging, electronic article surveillance (EAS) and electric static discharge
(ESD). In December, 1997, the Company acquired 65% of the common stock of Alexander Boxall, S.A. of Madrid, Spain ("ABSA"), a manufacturer of electronic capacitors used for lighting and motor run applications. The Company's revenue to date has been primarily from sales to the capacitor and microwave packaging markets.

RECENT DEVELOPMENTS
-------------------

       In response to the operating losses experienced during the first quarter of 1998 resulting from sharply reduced demand for BROWN & CRISP bags, the Company instituted cost containment and reduction initiatives that included salary reductions, layoffs, organizational restructuring and formal cost cutting programs. The results of these initiatives, in addition to improved performance of ABSA and technology licensing fees, resulted in an improvement in the Company's second and third quarter results. It is expected that as production levels increase for metalized film products, the Company will be well positioned to generate consistent profits. Although the Company has taken orders for BROWN & CRISP bags, sales of BROWN & CRISP bags will not match the amount sold in 1997.

       On July 27, 1998, the Company closed on its debt restructuring with its bank. Under the new financing arrangement, the balance owed on the Company's existing bridge loan and a portion of the balance on its revolving line of credit will be repaid over 3 years. In addition, on September 24, 1998, the Company closed on a new $2,000,000 loan facility with its bank for the purchase of machinery and equipment to expand its production capacity. Amounts advanced under this facility are to be repaid over 5 years commencing in October 1999.

     The Company consummated its acquisition of the majority of the common stock of Kidamai SDN of Malaysia ("Kidamai"), a capacitor assembly company with 1997 sales of less than $1,000,000 on September 30, 1998. The effective date of the acquisition is October 1, 1998. The Company believes that this acquisition will provide it with additional economies of scale and a greater ability to market its metalized film and capacitor products throughout the Far East. Kidamia will be accounted for as a subsidiary of ABSA.

       The Company executed a Letter of Intent to acquire 40% of the outstanding capital stock of MicroPak, AB of Sweden ("MicroPak") during the third quarter of 1998. The Company expects that the acquisition will be consummated in December 1998. MicroPak has been an active sales agent for the Company in Europe for the Company's proprietary and patented microwave materials and products.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

       Revenues. Revenues increased to $6,846,000 for the three months ended September 30, 1998, as compared to $1,899,000 for the three months ended September 30, 1997. The increase is primarily due to the effect of the consolidation of the sales of ABSA. Excluding the effect of the consolidation of the sales of ABSA, revenue for the three months ended September 30, 1998 increased by 158% due to revenues generated from technology licensing fees and higher sales of metalized films, partially offset by lower sales of BROWN & CRISP bags.

       Cost of Revenues. Cost of revenues increased to $5,612,000 (88.4% of product sales) for the three months ended September 30, 1998, compared to $1,793,000 (94.4% of product sales) for the three months ended September 30, 1997. The increase in cost of revenues was primarily due to the effect of the consolidation of the cost of revenues of ABSA. Excluding the effect of the consolidation of the cost of revenues of ABSA, cost of revenues increased by $525,000 due to higher costs associated with higher sales of metalized film, partially offset by reduced sales of BROWN & CRISP bags. The decrease in cost of revenues as a percentage of product sales was the result of increased technology licensing fees, the effect of the consolidation of sales of relatively higher margin ABSA products and lower raw material prices, partially offset by reduced sales of BROWN & CRISP bags.

       Gross Profit. Gross profit increased to $1,234,000 (19.4% of product sales) for the three months ended September 30, 1998, compared to $106,000 (5.6% of product sales) for the three months ended September 30, 1997. The increase in gross profit was due to the effect of the consolidation of the gross profit of ABSA, increased technology licensing fees, increased sales of metalized films and lower prices for raw materials, partially offset by lower sales of BROWN & CRISP bags. Excluding the effect of the consolidation of the gross profit of ABSA and the increased technology licensing revenue, gross profit increased by $88,000 due to higher sales of metalized films and lower raw material prices, partially offset by reduced sales of BROWN & CRISP bags.

       Selling, General and Administrative. Selling, general and administrative expenses increased to $625,000 (9.8% of product sales) for the three months ended September 30, 1998, compared to $367,000 (19.3% of product sales) for the three months ended September 30, 1997. This increase was primarily due to the effect of the consolidation of selling, general and administrative expenses of ABSA. Higher professional fees also contributed to the increase.

       Research and Development. Research and development expenses decreased to $42,000 for the three months ended September 30, 1998, compared to $109,000 for the three months ended September 30, 1997. Research and development expenditures were higher in 1997 due to, among other reasons, the costs associated with developing High Energy Density materials that are now past the research stage.

       Amortization. Amortization expenses increased to $73,000 during the three months ended September 30, 1998, compared to $37,000 for the three months ended September 30, 1997 primarily due to the additional amortization of the goodwill recognized in the ABSA acquisition.

     Operating Income (Loss). The Company generated operating income of $494,000 for the three months ended September 30, 1998, compared to operating loss of $407,000 for the three months ended September 30, 1997. The increase in operating income was the result of operating income generated by technology licensing fees, the consolidation of ABSA operating income, increased sales of metalized film and lower raw material prices, partially offset by reduced sales of BROWN & CRISP bags and higher selling, general and administrative expenses.

     Net Interest Expense. Net interest expense increased to $208,000 for the three months ended September 30, 1998, compared to $45,000 for the three months ended September 30, 1997. The increase is due to the effects of consolidating the net interest expense of ABSA, the cost of financing the ABSA acquisition and higher debt balances as a result of equipment purchases.

     Other Income (Expense). Other income totaled $67,000 during the three months ended September 30, 1998, compared to other expense of $32,000 for the three months ended September 30, 1997. Other income and expense includes, among other items, income from insurance settlements and the amortization of costs associated with the new financing arrangements entered into during 1997 and 1998.

     Income Taxes. Income taxes increased to $177,000 for the three months ended September 30, 1998, compared to an insignificant amount for the three months ended September 30, 1997. Income tax expense was attributable to the profits generated by ABSA.

     Minority Interest. Minority interest totaled $44,000 for the three months ended September 30, 1998, resulting from the net income after taxes of ABSA attributable to the minority shareholder.

     Net Income (Loss). The Company generated net income of $132,000 during the three months ended September 30, 1998, as compared to net loss of $484,000 for the three months ended September 30, 1997 as a result of the factors discussed above.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

     Revenues. Revenues increased to $18,785,000 for the nine months ended September 30, 1998, as compared to $8,571,000 for the nine months ended September 30, 1997, primarily due to the effect of the consolidation of the sales of ABSA. Excluding the effect of the consolidation of the sales of ABSA, revenues decreased by 8% due to reduced demand for BROWN & CRISP bags, partially offset by increased sales of metalized films and technology licensing fees.

     Cost of Revenues. Cost of revenues increased to $15,125,000 (82.7% of product sales) for the nine months ended September 30, 1998, compared to $6,702,000 (82.0% of product sales) for the nine months ended September 30, 1997. The increase in cost of revenues is primarily due to the effect of the consolidation of the cost of revenues of ABSA. Excluding the effects of the consolidation of the cost of revenues of ABSA, cost of revenues decreased by $340,000 due to reduced sales of BROWN & CRISP bags, partially offset by additional costs associated with increased sales of metalized film. Cost of revenues as a percentage of product sales for the nine months ended September 30, 1998, increased from the nine months ended September 30, 1997 due to reduced sales of BROWN & CRISP bags, partially offset by the effect of consolidating the sales of relatively higher margin ABSA products, increased technology licensing fees and increased sales of metalized films.

     Gross Profit. Gross profit increased to $3,660,000 (20.0% of product sales) for the nine months ended September 30, 1998, compared to $1,869,000 (22.9% of product sales) for the nine months ended September 30, 1997. The increase in gross profit resulted from the effect of the consolidation of the gross profit of ABSA. Excluding the effect of consolidating the gross profit of ABSA, gross profit decreased by $313,000 due to reduced shipments of BROWN & CRISP bags, partially offset by lower raw material prices, increased sales of metalized film and increased technology licensing fees. Gross profit as a percentage of product sales decreased due the reduced sales of higher margin BROWN & CRISP bags, partially offset by the effect of the consolidation of sales of relatively higher margin ABSA products, lower raw material prices, increased sales of metalized film and increased technology licensing fees.

     Selling, General and Administrative. Selling, general and administrative expenses increased to $2,388,000 (13.0% of product sales) for the nine months ended September 30, 1998, compared to $1,194,000 (14.6% of product sales) for the nine months ended September 30, 1997. This increase was primarily due to the consolidation of the selling, general and administrative expenses of ABSA and to a lesser extent from increased professional fees.

     Research and Development. Research and development expenses decreased to $177,000 for the nine months ended September 30, 1998, compared to $357,000 for the nine months ended September 30, 1997. Research and development expenditures were higher in 1997 due to, among other reasons, the costs associated with developing High Energy Density materials that are now past the research stage.

     Amortization. Amortization expense increased to $215,000 during the nine months ended September 30, 1998, compared to $109,000 for the nine months ended September 30, 1997 primarily due to the amortization of the goodwill recognized in the ABSA acquisition.

     Operating Income. The Company generated operating income of $880,000 for the nine months ended September 30, 1998, compared to operating income of $209,000 for the nine months ended September 30, 1997. The increase in operating income resulted primarily from the effects of the consolidation of the operating income of ABSA and to a lesser extent, by increased technology licensing fees, lower raw material prices and higher sales of metalized film, partially offset by a decrease in sales of BROWN & CRISP bags.

     Net Interest Expense. Net interest expense increased to $566,000 for the nine months ended September 30, 1998, compared to $118,000 for the nine months ended September 30, 1997. The increase is due to the effects of consolidating the net interest expense of ABSA, the cost of financing the ABSA acquisition and higher debt balances as a result of equipment purchases.

     Other Income (Expense). Other expense decreased to $36,000 during the nine months September 30, 1998, compared to $58,000 for the nine months ended September 30, 1997. Other income (expense) includes, among other items, income from insurance settlements and the amortization of costs associated with the new financing arrangements entered into during 1997 and 1998.

     Income Taxes. Income taxes were $231,000 for the nine months ended September 30, 1998, compared to an insignificant amount for the nine months ended September 30, 1997. Income tax expense was attributable to the profits generated by ABSA.

     Minority Interest. Minority interest totaled $150,000 for the nine months ended September 30, 1998 resulting from the net income after taxes of ABSA attributable to the minority shareholder.

     Net Income (Loss). The Company generated a net loss of $103,000 for the nine months ended September 30, 1998, compared to net income of $33,000 for the nine months ended September 30, 1997, as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company had working capital of approximately $3,615,000 at September 30, 1998, compared to working capital of $1,705,000 at December 31, 1997. The increase in working capital primarily reflects the reclassification of $1,000,000 bridge loan from a current liability to a non-current liability as a result of the Company's restructuring of its financing arrangement with its bank on July 24, 1998 (described below) and, to a lesser extent, cash flow from operations.

     The Company generated cash from operating activities of $149,000 for the nine months ended September 30, 1998, compared to cash used of $161,000 during the nine months ended September 30, 1997. Cash flow from operations for the nine months ended September 30, 1998 resulted primarily from non-cash charges to income and increases in accounts payable, partially offset by increases in inventory and accounts receivable.

     The Company used $1,625,000 in cash for investing activities during the nine month period ended September 30, 1998, primarily to purchase property and equipment to add manufacturing capacity and to increase the efficiency of existing equipment. At present, the Company has purchase commitments totaling $1,500,000 for equipment scheduled to be delivered in the first quarter of 1999. The Company expects to finance this equipment purchase primarily through the M&E Loan described below.

     On July 24, 1998, the Company and its principal lender entered into an amended Credit Agreement (the "Amended Credit Agreement") that restructured the terms of the Company's existing line-of-credit facility and two term loan facilities and waived certain defaults thereunder. The Amended Credit Agreement provides for a line-of-credit facility of up to $2,000,000, based on percentages of its eligible accounts receivable, raw materials and finished goods inventories (the "Line of Credit"), as well as term loans in the aggregate principal amount of $3,750,000 (the "Term Loans"). Each of these facilities matures on July 24, 2001.

     The Company uses the Line of Credit for working capital. Borrowings under the Line of Credit bear interest at a rate per annum equal to the bank's prime lending rate plus 1%. The Company had drawn down approximately $713,000 of the Line of Credit as of September 30, 1998. The Term Loans are to be repaid in 29 monthly payments of $62,500, commencing January 1999 with a balloon payment of $1,875,000 in July 2001. Interest is payable monthly at the bank's prime rate plus 1.25%. The new Term Loans allowed the Company to repay a $1,000,000 bridge note incurred in connection with the acquisition of ABSA and move approximately $1,165,000 of its previous revolving line of credit balance into a term note structure.

     On September 24, 1998, the Company closed on a line of credit with its principal lender for the purchase of machinery and equipment (the "M&E Loan"). The M&E Loan allows the Company to borrow up to $2,000,000 for the purchase of machinery and equipment. Interest is payable monthly at the bank's prime rate plus 1.25%. The M&E Loan is to be repaid over 60 equal monthly installments commencing on October 1999. The Company had drawn down approximately $240,000 of the M&E Loan as of September 30, 1998.

     The Amended Credit Agreement and the M&E Loan require the Company to maintain certain financial ratios and tangible net worth levels, among others. The Company is in compliance with all of the Amended Credit Agreement and M&E Loan covenants.

     Management believes that the Company's cash, cash equivalents together with its credit facilities and expected cash flows from operations, will provide sufficient funds to meet the Company's current and future cash requirements and allow the Company to continue its marketing and development efforts.

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

INFLATION
---------

     During 1998 and 1997, supplies of raw materials used by the Company have been adequate to meet demand and prices for these raw materials have decreased slightly. The Company does not foresee any near-term changes in either the supply or prices of its raw materials.

IMPACT OF THE YEAR 2000 ISSUE
-----------------------------

     The Year 2000 Issue refers to potential problems with computer systems or any equipment with computer chips or software that use dates where the date has been stored as just two digits (e.g. 98 for 1998). On January 1, 2000, any clock or date recording mechanism incorporating date sensitive software that uses only two digits to represent the year may recognize a date using 00 as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar business activities.

     The Company has addressed the Year 2000 Issue by conducting a review of its information technology and non-information technology systems to determine the extent of any Year 2000 problems. As a result of that review, the Company has determined that its information technology systems as installed, including its primary operating, manufacturing, procurement and accounting systems, correctly define the Year 2000. The Company has also determined that several non-information technology systems do not correctly define the Year 2000. Both determinations have been independently verified by outside consultants who have employed standard testing devices.

     The Company is currently investigating insurance coverage in connection with potential problems as a result of the Year 2000 Issue.

     The Company has projected the cost to rectify the existing non-compliant systems to be approximately $20,000, representing approximately 10% of the Company's Information Technology budget for 1998. The Company anticipates and that these systems will be Year 2000 compliant by March 1999. No other Information Technology projects have been deferred as a result of the Year 2000 project. At this time, the Company cannot accurately assets the risks associated with the non-compliance of its non-information technology systems. While it is understood by the Company that such non-compliance could have a material adverse effect on the Company's business, results of operations or financial condition, at this time management has not determined the entire potential level of risk.

     In addition, the Company has developed a strategic plan to estimate the potential risks related to third parties with whom it has relationships. The third parties include suppliers and customers. Within the next several months the Company will distribute inquiry letters to its major suppliers and customers, which will be followed by subsequent internal evaluations of the responses received. Upon learning that certain third parties are not Year 2000 compliant, the Company may be required to replace any suppliers who are not able to correct their systems before the Year 2000. Management does not currently have a plan for dealing with its customers whose systems are not Year 2000 compliant.

     While the Company cannot predict what impact the Year 2000 problem may have on third parties, it does not currently believe that it will incur material costs in resolving potential Year 2000 problems with its customers and suppliers.

     Until the Company's plan has been completed, the Company cannot accurately asses the potential risks associated with non-compliance of its external third parties. While it is understood by the Company that the potential effect could have a material adverse effect on the Company's business, results of operations or financial condition, at this time management has not determined the entire potential level of risk.

     At the present time, the Company has not developed a contingency plan. The Company will continue to monitor the need for a contingency plan based on the results of its Year 2000 compliance strategic plan.

BUSINESS FACTORS
----------------

     This report may contain certain forward-looking statements that are subject to certain risks and uncertainties. These statements include statements regarding (i) the Company's ability to realize economies of scale and to expand its sales and production capacity; (ii) the expected effect of the Kidamai acquisition; (iii) the Company's liquidity; (iv) the Company's Year 2000 readiness; (v) the Company's future sale of BROWN & CRISP bags; (vi) the supply and prices of raw materials; (vii) expected revenues and (viii) financing future purchases of equipment. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the following: uncertainties regarding the performance advantages of the Company's PMP products and products in development, market responses to pricing actions, continued competitive factors and pricing pressures, the timely acceptance of new products, inventory risk due to shifts in market demand, the development of competing or superior technologies or products from other manufacturers, many of which have substantially greater financial, technical and other resources than the Company, the Company's ability to close the Kidamai acquisition on favorable terms; dependence on key personnel, the variation in the Company's operating results, technological change, the Company's ability to develop and protect proprietary products and technologies, the availability of additional capital on acceptable terms, if at all, to fund expansion, and general economic conditions. For further information, refer to the more specific risks and uncertainties discussed throughout this report.

                          PART II - OTHER INFORMATION

Item 6. Exhibits and Reports filed on Form 8-K

             (a)  See Exhibit Index

             (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES
                                   ----------

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

                                   Advanced Deposition Technologies, Inc.
                                   --------------------------------------
                                   Registrant


November 16, 1998                  /s/ Glenn J. Walters
-----------------                  --------------------------------------
                                   Glenn J. Walters
                                   Chief Executive Officer, President
                                   And Treasurer


November 16, 1998                  /s/ Mark R. Thomas
-----------------                  --------------------------------------
                                   Mark R. Thomas
                                   Chief Financial Officer

                                 EXHIBIT Index
                                 -------------


               Exhibit       Description
               -------       -----------

                10.1 Revolving Credit and Term Loan Agreement dated July 8, 1996, between the Company and the National Bank of Canada

                10.2 Modification No. 1 to Revolving Credit and Term Loan Agreement, dated December 18, 1997, between the Company and National Bank of Canada

                10.3 Modification No.2 to Revolving Credit and Term Loan Agreement, dated June 18. 1998, between the Company and National Bank of Canada

                10.4 Modification No. 3 to Revolving Credit and Term Loan Agreement, dated September 23, 1998, between the Company and National Bank of Canada

                11.1         Computation of Net Income (Loss) Per
                             Share

                27.1         Financial Data Schedule