Form 10KSB
period 1998-12-31
ADVANCED DEPOSITION TECHNOLOGIES INC
filed 1999-04-15
CIK 909963

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                  FORM 10-KSB

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934
                  For The Fiscal Year Ended December 31, 1998

                        Commission File Number 1-12230

                               ----------------

                    ADVANCED DEPOSITION TECHNOLOGIES, INC.
          (Name of Small Business Issuer as specified in Its charter)

                               ----------------

              Delaware                                 04-2865714
   (State or other jurisdiction of         (I.R.S.Employer Identification No.)
           incorporation)

                      580 MYLES STANDISH INDUSTRIAL PARK
                         TAUNTON, MASSACHUSETTS 02780
                   (Address of principal executive offices)

                   Issuer's Telephone Number: (508) 823-0707

Securities Registered Under Section 12(b) Of The Exchange Act:

                                                    Name of Each Exchange on
       Title of Each Class                               which Registered
       -------------------                          -------------------------
       Common Stock                                   Boston Stock Exchange

Securities Registered Under To Section 12(g) Of The Exchange Act: None

  Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES [_]  NO [X]

  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

  The Registrant had revenue of approximately $23,501,000 in its most recent fiscal year.

  The aggregate market value of the Common Stock held by non-affiliates of the registrant, (without admitting that any person whose shares are not included in determining such value is an affiliate) based upon the average closing bid and asked prices of the Common Stock on March 29, 1999 was approximately $6,296,082.

  The number of shares outstanding of the Registrant's Common Stock as of March 29, 1999 was 4,278,919.

                      DOCUMENTS INCORPORATED BY REFERENCE

  The Registrant hereby incorporates by reference into Part III of this report portions of its proxy statement for the 1999 annual meeting of stockholders, which the Registrant intends to file within 120 days of the Registrant's fiscal year ended December 31, 1998.

  Transitional Small Business Disclosure Format: Yes [_] No [X]

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

Item 1. Description of Business

Overview

  Advanced Deposition Technologies, Inc. (the "Company") develops, manufactures, markets and sells standard and proprietary metallized capacitors and a variety of other metallized films for energy management applications. The Company's primary markets are the electronic capacitor market and the microwave food packaging market. The Company produces metallized films by applying an ultra-thin layer or layers of vaporized metal onto different types of polymer films. The Company has the capability to print these metals at high resolutions through its proprietary Pattern Metallized Printing ("PMP") process for its patented and patent pending products. These thin films are then incorporated into a wide variety of end-use applications such as capacitors for florescent lighting, motors, power factor correction systems and microwave food packaging for pizza, popcorn, pastries, and other foods. The Company has also developed and manufactured, on a limited basis for evaluation purposes, other patented or patent pending products that use the Company's PMP technology, such as authentication holograms, electronic article surveillance tags, electrostatic discharge materials, retroreflective films, and solar protective films.

  The Company began operations in 1985 as a Massachusetts corporation supplying metallized film to the electronic capacitor industry. In 1989, the Company developed and introduced metallized films in patterns for use in microwave food packaging applications. In July 1993, the Company was reincorporated as a Delaware corporation. Since 1993, the Company has actively pursued the development of new products for food and other industries based on its PMP process. In 1994, the Company introduced a microwave browning and crisping bag (the "ACCU-CRISP(R) Bag") made with a patented fuse susceptor metallized film, which was sold through retail channels. In the first quarter of 1999, the Company introduced a new and improved microwave bag under the tradename, "Micro Heat N' Serve" and expects to market this to retail channels going forward. The improvements relate to a reconfigured bag and an entirely new pattern of metal to optimize the heating.

  In December 1997, the Company acquired (the "ABSA Acquisition") 65% of Alexander Boxall, S.A. ("ABSA"), a corporation located in Madrid, Spain. ABSA was renamed DNA-AD TECH S.A. ("DNA") and is a manufacturer of electronic capacitors with 1998 revenues of approximately $15,300,000. DNA has been a significant customer of the Company since 1995. In addition, on October 1, 1998, the Company, through DNA, acquired 80% of the outstanding common stock of Kidamai, SDN of Kuala Lumpur, Malaysia ("Kidamai"), for approximately $370,000 in the form of the cancellation of amounts due DNA for product sales. In January 1998, the Company reached an agreement (the "Kidamai Agreement") to purchase a majority of the capital stock of Kidamai SDN ("Kidamai") located in Kuala Lumpur, Malaysia. Kidamai is a capacitor assembler and distributor with 1998 sales of approximately $665,000. During 1998 the name of Kidamai was change to DNA-AD TECH (Asia) Sdn Bhd ("DNA-Asia"). As a result of the DNA Acquisition and the purchase of DNA-Asia, the Company expects that its sales to the electronic capacitor industry will account for a significant part of its future business. The Company also expects that sales of products that utilize the Company's proprietary manufacturing technologies and/or its owned or licensed patents will account for a substantial portion of its anticipated future growth in revenues.

  Over the past year the Company has applied for new high energy density ("HED") film patents and has been notified that the claims have been allowed by the United States Patent and Trademark Office. These new films use the Company's proprietary PMP process to reduce the weight and size of standard capacitor designs as well as to increase their reliability. The Company is currently testing these new HED films for Underwriter's Laboratory (UL) approvals and is working with customers for the same purpose.

  The Company's executive offices are located at 580 Myles Standish Industrial Park, Taunton, Massachusetts, 02780. Its telephone number is (508) 823-0707.

Markets and Products

  Since the Company's inception, the majority of the Company's sales have been to the electronic and alternating current ("AC") capacitor market. In 1989, the Company decided to find new product areas and focused on establishing itself as a technology and market leader for providing film used in the microwave food packaging market. In connection with this effort, the Company developed the ACCU-CRISP(R) Bag in 1994, a consumer product that had been sold primarily over cable television channels. As a result of the DNA Acquisition in December 1997, however, the Company now also produces and sells electronic capacitors and related products for the lighting and electronic equipment industries. The Company believes that it benefits from additional technical support from DNA that enables the Company to more quickly develop new film technology by shortening the testing and acceptance cycle of new products. The Company also believes that the DNA Acquisition has resulted and will continue to result in favorable economies of scale. See "Products and Processes Under Development."

 Electronic Capacitors

  Electronic capacitors store and transmit energy in electronic and electric devices present in a wide variety of items such as computers, appliances, light ballasts, automotive engines, air conditioners and audio equipment. Metallized films are the strategic raw material for electronic capacitor function in these products. The Company currently supplies such metallized film to many of the major, technically advanced manufacturers of capacitors and is one of four primary suppliers of metallized film for these applications in the United States. Beginning in 1995, using the Company's PMP process, the Company began introducing new products to the capacitor market for high energy, self-protected capacitors, also known as segmented electrode materials. In 1997, the Company filed a U.S. patent application for patterned "HED" films and capacitors. These new materials were invented to enable metallized film capacitors to be produced smaller, lighter, safer and more cost effectively. Through ABSA, the Company manufactures a wide range of electronic capacitors and capacitor products used primarily for lighting and motor applications and exports to over 50 countries. See "Products and Processes Under Development."

 Microwave Food Packaging

  Microwave food packaging can be active or passive. Active packaging produces heat by interaction with microwaves generated from a microwave oven, thereby increasing the cooking temperature for purposes of browning and crisping. Passive packaging does not produce heat, but instead reflects the microwave energy away from selected areas. The Company produces metallized film for use in active microwave food packaging in two of the currently available formats: flexible and rigid paperboard. Flexible packaging is typically wrapped around food to conduct heat to the whole exterior of the food product within the package. Rigid paperboard is typically placed within a package to conduct heat to a particular portion of the food.

  In 1994, the Company developed and patented a fuse susceptor film based on PMP technology, which it markets under the name Safety Susceptor(TM). Safety Susceptor(TM) metallized film is designed to be used in active, flexible and rigid microwave food packaging to heat food more evenly, crisp the outside of food, and reduce the occurrence of cold spots. It is also designed to reduce the occurrence of package charring and the possibility of burning if a package is overheated due to human error when setting cooking time or otherwise. The Company incorporates Safety Susceptor(TM) film in its ACCU-CRISP(R) Bags. In 1996, the Company assigned its rights to 3 patents related to Safety Susceptor(TM) and other microwave food packaging products to Fort James Corporation ("Fort James"), formerly known as James River Corporation, in exchange for a cash payment of $1,200,000 and a licensing arrangement, pursuant to which the Company became a licensee of products to 27 patents, including the patent for the Safety Susceptor(TM). Under this arrangement, the Company retained an exclusive, royalty-free license for sales of certain consumer products, such as ACCU-CRISP(R) Bags. Fort James also agreed to purchase certain quantities of microwave packaging film from the Company for a five-year period, subject to certain quality control and other conditions. The Company has developed other proprietary and patented metallized films for microwave food packaging based on PMP technology that it currently sells for new product applications. See "Marketing and Distribution."

  The Company also sells standard metallized film for microwave packaging applications. Standard metallized susceptor film is produced with a continuous layer of thin metal deposited onto polymer film and is used in microwave popcorn bags as well as other microwave packaging products to brown and crisp the exterior of food. Except with respect to the Company's consumer products, the Company generally sells metallized film packed in rolls to converters who incorporate the film into final food packages.

  In 1994, the Company introduced ACCU-CRISP(R) Bags, the Company's first consumer product, which has been sold on the QVC and Home Shopping Network cable television channels, as well as through various infomercials. In 1996, the Company signed an exclusive sales and marketing agreement with a manufacturers' representative, The Media Group, Inc. (the "Media Group") for the retail distribution of ACCU-CRISP(R) Bags that is subject to certain volume purchase requirements. The ACCU-CRISP(R) Bag and the BROWN & CRISP(R) microwave cooking bag, which were distributed by the Media Group Inc., are made using Safety Susceptor(TM) film. In 1998, the Company terminated its exclusive distribution arrangement for its ACCU-CRISP(R) Bags with Media Group. The Company may in the future enter into other exclusive arrangements for the supply of its products, including its ACCU-CRISP(R) Bags, to specific markets within defined territories. The Company has re-engineered the product to improved performances, adopted a new tradename, "Micro Heat N' Serve" and is exploring new channels of sales and distribution.

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

Marketing and Distribution

  The Company markets and sells metallized capacitor film primarily through direct factory contacts with its major customers. The Company's capacitor and capacitor products are sold through direct contacts and distributors. The Company markets and sells its microwave film products using inside sales staff and through manufacturer's representatives, technical presentations, advertising and participation in industry trade shows and conferences.

  Three customers accounted for approximately 37%, 12% and 9% of the Company's total product sales in the year ended December 31, 1997. There were no customers accounting for 10% or over in 1998.

Products and Processes Under Development

  The Company's research and development activities are focused on the development of new proprietary processes and patented products and on enhancements to its production equipment. Company-funded research and development expenditures totaled approximately $356,000 and $324,000, or 1.5% and 2.6% of total revenues, during 1998 and 1997, respectively.

  The Company continues to improve its PMP process. The Company has enhanced its proprietary metalization process to enable high-resolution deposition (up to 130 dots per inch) of metals onto polymer film. This enhanced metalization process has resulted in the manufacture of new products such as authentication holograms, which the Company has sold on a limited basis for evaluation purposes.

  Authenticity holograms are used to detect counterfeiting of licenses, passports, and other important identification documents. Holograms are also used to reduce copyright and product piracy. The Company has two patents pending related to proposed products with a high resolution pattern of vapor deposited metal to create holographic images. The Company believes that these products can improve the security feature of certain holograms at lower costs of production. The Company's sales of such authenticity holograms were immaterial during 1998.

  In 1996, the Company developed a high energy density ("HED") metallized film using the Company's PMP process that is designed to double the capacity of electronic capacitors without a proportional increase in size or cost. In January 1997, the Company filed a patent application for this film under the name "High Energy Density Films and Capacitors Thereof" and received a notice of allowance in January 1998. These films are being tested at the Company's facility and with its customers. The Company intends to obtain Underwriter's Laboratory (UL) approvals by the end of 1999. The Company has also been informed by the United States Patent office that its HED patents should be issued prior to August, 1999.

Technology and Manufacturing Process

  The Company's corporate headquarters and one of its three manufacturing facilities is located in Taunton, Massachusetts. The Company's other manufacturing facilities are located in Madrid, Spain and Kuala Lumpur, Malaysia.

  At its 30,000 square foot, film metallizing facility in Taunton, the Company currently operates three vacuum metallizers, the primary pieces of production equipment used in its manufacturing process, to metallize film used in all of its film products and film products under development. The Company has enhanced all of its vacuum metallizers with proprietary improvements to enable them to deposit vaporized metal onto plastic film in single or multiple coatings and in patterns. Variations in metal thickness and patterns will influence and modify different energy spectrums. In 1997, the Company announced that it had entered into a purchase agreement to increase its production capacity with new equipment. The Company believes that this new equipment and modifications to current production processes will substantially improve capacity beginning in the third quarter of 1999.

  Within a vacuum metallizer, rolls of plastic film are fed through a vacuum chamber where a metal vapor, usually aluminum or zinc, is deposited onto the film. After cooling, the film is cut to customer specifications using automated slitters, and then packaged and shipped to customers in the form of boxed rolls of film. With respect to the Company's ACCU-CRISP(R) and "Micro Heat N' Serve" bags, the Company subcontracts printing and laminating functions to unaffiliated third parties, who complete the manufacture of the bags using the Company's metallized film.

  The production of capacitors involves taking metallized rolls and winding them into small, individual cylinders frequently called "sections". These sections are then end-sprayed, leads are attached and placed in a protective case. The final capacitors are sold in over fifty countries and for a variety of applications such as lighting, motors, power regulation and energy distribution.

  The Company relies on management's know-how to engineer its machine enhancements and protects this information by restricting access to its production facilities and by requiring all employees to sign confidentiality agreements. The Company believes that its patents, in addition to the proprietary enhancements to its vacuum metallizers described above, give the Company a competitive advantage in the marketplace. See "Patents and Proprietary Technology."

  At its 70,000 square foot, capacitor manufacturing facility in Madrid, the Company operates many types of winding and assembly equipment, the primary pieces of equipment in the manufacture of electronic capacitors. Much of the equipment in the Madrid facility has been engineered to maximize production efficiency, and the Company is currently nearly half way through its two year-long program to double its capacity. The manufacture of capacitors incorporates two primary operations: the winding of metallized film into the required capacitor size and the subsequent encapsulation of the windings into various containers. The Company has implemented automated computer processes and quality control checks throughout its production processes. See "Markets and Products".

  In addition, the Company assembles capacitor windings into finished capacitors at its capacitor manufacturing facility in Kuala Lumpur. Performing these functions in Malaysia substantially reduces labor costs and duty charges when compared to the Company's Madrid operation.

Sources of Supply

  There are multiple suppliers of base polymer films for the manufacture of metallized film, of metallized film for the production of electronic capacitors, and of other raw materials used in the Company's manufacturing processes. The Company seeks to maintain inventories and close working relationships with its suppliers to ensure timely and reliable delivery. Major suppliers include Dupont and Hoechst Trespaphan of America. Supplies of base polymer film, metallized film and other raw materials used by the Company are currently available in sufficient quantities and acceptable prices.

Patents and Proprietary Technology

  The Company has been granted 13 patents and has 5 United States and 7 foreign patent applications pending in the U.S. Patent and Trademark Office. One of the Company's patents relating to vapor deposition patterned method expired on August 28, 1998. Of the active patents, the expiration dates range from January, 2011 through April, 2016. Most of the Company's patents and patent applications pertain to (i) vaporized metals deposited onto substrates
(ii) microwave products, such as the Company's ACCU-CRISP(R) Bags, and (iii) security holograms. The Company also has 1 patent disclosure for which patent applications are in process. In addition, the Company has several pending patent applications in Europe and Japan. The Company's patent and trade secret rights are of material importance to the Company and its future prospects. The Company is also a licensee of an additional 26 patents from its relationship with Fort James Corporation. To date, no legal action has been initiated against the Company for infringement of patents. The Company also relies on trade secrets that it seeks to protect, in part, through confidentiality agreements with employees, consultants and other parties.

Insurance

  The Company maintains coverage for the customary risks inherent in the operation of a manufacturing facility, the supply of home-use products, and business in general.

Competition

  The electronic capacitor film market is highly competitive in respect to quality, delivery time and price. The Company believes that it competes effectively with respect to each of these factors. Many of the Company's competitors in the metallized film industry have substantially greater financial, marketing, technical and other resources than the Company. In addition, the Company's primary competitors in the capacitor film market produce their own polymer film. The Company's primary competitors are Steinerfilm, Inc., Bolmet, Inc., a subsidiary of Bollore of France, and Toray Plastics, Inc.

  In the capacitor products market, there are numerous world-wide suppliers and customers. The electronic capacitor products market is also highly competitive in respect to quality, delivery time and price. The Company believes it competes effectively with respect to each of these factors.

  The microwave food packaging industry is competitive and subject to changes in the types of food products requiring packaging, food preparation, and methods of preparing and cooking food. The Company's success will depend, in part, on its ability to provide high quality, cost-effective metallized film for food packaging, establish continuing relationships with food packaging companies and packaging distributors and respond to the changing needs of the marketplace in order to compete successfully in this industry. The Company competes with numerous local, regional and national providers of food packaging and food packaging supplies. Competition in this industry is based upon the quality of metallized film, technological improvement, service and price. The Company believes it competes effectively with respect to each of these factors.

Employees

  As of March 1, 1999, the Company had 242 full-time employees, of which 34 are located at the Corporate/Manufacturing facility in Taunton, Massachusetts, 171 are located at the DNA facility in Madrid and 37 are located in Malaysia. Of the total employees, six are executive officers, two of which also perform research and development and marketing functions. A total of 65 employees were involved with selling, manufacturing support and administration and the remaining were involved with direct manufacturing. None of the Company's employees at its Taunton facility are represented by a labor union. The employees at the DNA facility in Madrid are represented by a nine-member work council, obligatory in Spain, who are mostly members of the Spanish trade union, "Comisiones Oberas." DNA's labor relations are governed by the Collective Bargaining Agreement on metal activities currently in force in the Madrid region, which sets forth suggested annual salary increases in accordance with increases in the consumer price index. None of the Company's employees at its Kuala Lumpur, Malaysia facility are represented by a labor union. Management believes that relationships with its employees at all three facilities are satisfactory.

Acquisitions

  In December 1997, the Company purchased 65% of the capital stock of DNA. The Company purchased 50% of the capital stock of DNA from Pedro Nunez-Barranco Guembe and the remaining 15% from Alexander Peter Boxall. The remaining 35% of DNA stock is owned by Mr. Boxall. As part of the purchase price for his shares, Mr. Nunez-Barrance Guembe received a $990,000 note from the Company that is payable in December 1999. If the Company fails to pay Mr. Nunez-Barranco Guembe in 1999, Mr. Nunez-Barranco Guembe has the option to receive
(i) his 50% interest in DNA, provided he returns $2,800,000 in cash to the Company, less (ii) liquidated damages of $340,000 (see MD&A under "Subsequent Events"). Upon the closing of the DNA Acquisition, Mr. Boxall became a director of the Company and Managing Director of DNA. For further pertinent information see section "Subsequent Events". Company sales to DNA amounted to approximately $602,000 for fiscal year 1997.

  Effective October 1, 1998, the Company, through DNA, acquired 80% of the outstanding common stock of Kidamai, for approximately $370,000 in the form of the cancellation of amounts due DNA for product sales.

Item 2. Description of Property.

  The Company maintains its principal executive offices and its metalizing operations in an approximate 30,000 square foot leased facility in Taunton, Massachusetts. The Company pays rent and real estate taxes, which combined currently amount to approximately $22,000 per month, (excluding utilities). The lease expires on March 31, 2004. The Company's capacitor manufacturing operations are maintained in an approximate 70,000 square foot leased facility in Madrid, Spain. The Company pays rent, on one part, to a related party of approximately $14,000 per month plus utilities and taxes pursuant to a lease that expires on December 31, 2006 and on another part to a non-affiliate of approximately $4,000 per month pursuant to a lease which expires on June 30, 2001. The Company's Malaysia capacitor-manufacturing operations are maintained in an approximate 7,500 square foot leased facility in Kuala Lumpur. The Company pays rent of approximately $8,300 per month plus utilities and taxes pursuant to a lease that expires in October 2000. The Company believes that its facilities are adequate for its current needs.

Item 3. Legal Proceedings.

  The Company is not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

  No matters were submitted to a vote of the Company's security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

 Market Information

  The Company's Common Stock has been traded on the over-the-counter market through the National Association of Securities Dealers Automated Quotation System ("NASDAQ") since September 10, 1993. The Company's Common Stock is also traded on the Boston Stock Exchange.

  The following table sets forth the range of high and low bid prices for the Common Stock as reported by NASDAQ since January 1, 1997. These prices reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

                                                                  High     Low
                                                                 ------- -------
   1997
     First Quarter.............................................. $ 6.125 $3.5625
     Second Quarter............................................. $5.0625 $  3.25
     Third Quarter.............................................. $ 4.625 $  3.00
     Fourth Quarter............................................. $  4.75 $3.5625
   1998
     First Quarter.............................................. $ 4.313 $  3.00
     Second Quarter............................................. $  3.75 $  1.75
     Third Quarter.............................................. $ 2.875 $  1.03
     Fourth Quarter............................................. $  2.00 $  1.00

 Stockholders

  As of March 29, 1999, there were approximately 99 shareholders of "record" of the Common Stock. As of December 23, 1998 there were 1,986 "beneficial" shareholders.

 Dividends

  The Company has never paid cash dividends on its Common Stock. The Company currently expects to retain all future earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company's financing arrangement with its principal lender prohibit the payment of cash dividends by the Company.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

  The Company recorded a Net Loss for 1998 of $2,695,000 as compared to a Net Loss for 1997 of $365,000. Several factors contributed to the financial results for 1998. Consolidated Sales of $23,501,000 were 92% better than 1997. The full year impact of acquiring DNA and DNA (Asia) were key to record sales growth. Despite cost reduction and productivity improvement efforts in the last half of 1998 at the Taunton facility, operational and debt service costs more than offset the profit contribution from foreign subsidiaries.

  Additionally, the fourth quarter included charges relating to an asset write-down, reversal of sales and increases to reserves. Accounts Receivable reserves were increased for doubtful accounts and inventory reserves were increased for slow moving and obsolete goods. The most significant write-down was for the impairment of a license with Fort James. (See "Markets and Products") The original valuation of this license of $1,340,000 was based on an independent appraised value (using the royalty savings method) for use of this asset for "home use" products. Initial market success of the BROWN & CRISP bags in 1997, with sales of $4,366,000, was followed by a large decline in sales for 1998 to $13,000. Additionally, the distribution agreement related to the product was terminated in 1998. Although the Company has re-engineered the product, adopted a new tradename, "Micro Heat N' Serve", and has formulated a new business plan, the uncertainty of future sales relating to this asset prompted recording an impairment loss equal to the carrying value of the license of $1,075,000. An additional charge of $180,000 was incurred related to ACCU-CRISP bag inventory that was fully reserved. A technology sale of $300,000 in the third quarter was reversed in the fourth quarter. The agreement became null and void due to the sudden death of its President and founder and subsequent dissolution of the company. Total Company interest expense for 1998 was $810,000, with $488,000 attributed to U.S. operations and $322,000 to Spain.

  Organizational restructuring is planned for the second quarter of 1999. In April, 1999, Mr. Alexander Boxall was appointed President of the Company. In this capacity, Mr. Boxall will be responsible for finance and operations. Management plans include: better identification of marginal business and seeking out higher margin business, improving forecast and budgeting processes, and identifying further cost reduction opportunities. A program is also planned to institute a common financial reporting system for all reporting entities. This will improve information timing and controls between the Taunton, Madrid and Kuala Lumpur operations.

Results of Operations

 Years Ended December 31, 1998 and 1997

  Total Revenue. Total revenue increased by 91.8% during 1998 to $23,501,000 compared to $12,250,000 in 1997. Product sales during 1998 were approximately $23,100,000 compared to $11,750,000 in 1997, a 96.7% increase. Total revenue in 1998 included $356,000 related to licensing technology and $45,000 for vendor volume revenues. The DNA Acquisition contributed $15,300,000 in 1998 revenue as compared to Fiscal 1997 of $376,000. DNA revenue in 1998 was for a full-year compared to 12 days in 1997. Sales of ACCU-CRISP(R) bags decreased from $4,366,000 in 1997 to $13,000 in 1998 explained in Item 6 above.

  Cost of Revenues. Cost of revenues increased to $15,714,000 in 1998 (68.1% of product sales) from $10,102,000 (86% of product sales) in 1997. The increase in cost of revenues was due primarily to the full-year effect of the DNA acquisition. Cost of revenues as a percentage of product sales declined in 1998 due primarily to the consolidation of the profitable foreign subsidiary businesses.

  Gross Profit. Gross profit increased to $7,787,000 (33.1% of total revenue) in 1998 from $2,148,000 (17.5% of total revenue) in 1997. Full-year sales from our capacitor facility in Madrid at margins approximating 45% were partially offset by the decline in revenue and strong margins associated with the sales of the ACCU- CRISP(R) bags in 1997 and continued low margins in its metallized film operations. Gross profit was also unfavorably impacted by a write-down of slow moving and obsolete inventory approximating $375,000.

  Selling, General and Administrative. Selling, general and administrative expenses increased to $7,855,000 (34.0% of total revenue) in 1998 from $1,782,000 (15.2% of product sales) in 1997 due, in most part, to the full-year impact of DNA expenses in 1998.

  Research and Development. Direct research and development expenses increased to $356,000 (1.5% of product sales) in 1998 from $324,000 (2.8% of product sales) in 1997. The Company directed its research and development efforts at expanding its technical capacity to produce higher resolution metallized patterns at higher volumes for electronic, security, holographics, retroreflective and microwave materials.

  Amortization of Intangible Assets. Amortization of intangible assets increased to $338,000 in 1998 from $154,000 in 1997 due primarily to goodwill amortization associated with the DNA Acquisition in December, 1997.

  Loss from Impairment of Long Lived Assets. A one-time charge against earnings of $1,108,000, included the impairment of the Fort James license of $1,075,000. (See "General" above).

  Operating Income (Loss). The Company generated an operating loss of ($1,870,000) in 1998 compared to an operating loss of ($112,000) in 1997. Recapping the above, 1998 results were negatively impacted by the write-down of the James River license ($1,075,000) and write-down of inventory of ($375,000).

  Interest Income (Expense). There was no interest income in 1998 compared to $91,000 in 1997 and $61,000 in 1996. Interest expense totaled $810,000 in 1998 compared to $274,000 in 1997 due to higher average loan balances. U.S. operations incurred interest expense of $488,000 and DNA incurred interest expense of $322,000.

  Other Income (Expense). Other income was $352,000 during 1998 compared to $63,000 in expense for 1997. In 1998, Other income generated at the DNA operation included subsidies of $58,000 from the Spanish government (authorized by the European Union) for creation of stable employment in depressed areas and investment, $104,000 relating to insurance claim proceeds from DNA-AD TECH (Asia) for a product liability claim and rebate on VAT taxes of $114,000.

  Income Taxes. Income taxes increased to $98,000 in 1998 from $4,000 in 1997. Income taxes in 1998 were attributable to income generated by the operations of DNA.

  Minority Interest. Minority interest increased to $269,000 in 1998 due to the minority interest in DNA's net income resulting from a full-year of operations.

  Net Income (Loss). The Company generated a net loss of $ 2,695,000 in 1998 compared to a net loss of $365,000 in 1997 as a result of the factors set forth above.

Liquidity and Capital Resources

  The Company had working capital of $505,000 at December 31, 1998 compared to working capital of $1,705,000 at December 31, 1997. If we consider the recent agreement with Alexander Boxall (See: "Subsequent Events"), the $990,000 due to Mr. Guembe on or before December 19, 1999 can potentially be deferred until January, 2001. Notwithstanding, the Company agreed to use its best efforts, consistent with prudent cash management practices and plans for growth to pay all amounts due and owing to Mr. Guembe on or before December 19, 1999 as originally agreed. However, if this debt were reclassified to long term, working capital ending 1998 would approximate $1,495,000.

  Cash provided by operating activities for the year ended December 31, 1998 was $97,000 compared to cash provided by operating activities of $177,000 during 1997. Net loss of $2,695,000 was partially offset by non-cash depreciation/amortization of $1,396,000 and asset impairment of $1,108,000.

  During the year ended December 31, 1998, the Company invested approximately $900,000 in equipment at its Taunton facility, $640,000 of which were deposits on a new capacitor metallizer. At present, the Company has purchase commitments totaling $975,000 for a new high-speed metallizer scheduled for delivery in the third quarter of 1999. The Company expects to finance through the M&E Loan agreed to on September 24, 1998 as detailed below. Fixed asset additions at the Madrid facility in 1998 of $1,200,000 were the result of investing in production equipment in the principle areas of production winding, end spraying and assembly and facility configuration to optimize production flow. A significant portion of this investment will result in future cost improvements, increased capacity and productivity and more consistent quality. Capital expenditures during 1999 will be closely reviewed by management before any major commitments are made.

  In December 1997, the Company acquired 65% of the capital stock of DNA from two shareholders of ABSA. The DNA Acquisition was financed with $1,800,000 in cash; a $1,000,000 bridge loan (the "Bridge

Loan"); a $990,000 note payable and 280,000 shares of the Company's Common Stock. The DNA Acquisition was accounted for under the purchase method. The Bridge Loan is from the Company's principal lender and bears interest at the bank's prime lending rate plus 1.25% per annum and matures, with all unpaid interest, on July 8, 2001. The note payable to the former shareholder bears interest at 5.39% per annum and is due, with all unpaid interest, on December 19, 1999. If the Company fails to pay this note, Mr. Pedro Nunez Guembe has the option to receive his 50% interest in DNA provided he returns the $2,800,000 in cash he received from the Company, or liquidated damages of $340,000.

  On July 24, 1998, the Company and its principal lender entered into an amended Credit Agreement (the "Amended Credit Agreement") that restructured the terms of the Company's existing line-of-credit facility and two term loan facilities and waived certain defaults thereunder. The Amended Credit Agreement provides for a line-of-credit facility of up to $2,000,000, based on percentages of its eligible accounts receivable, raw materials and finished goods inventories (the "Line of Credit"), as well as term loans in the aggregate principal amount of $3,750,000 (the "Term Loans"). Each of these facilities matures on July 8, 2001.

  The Company uses the Line of Credit for working capital. Borrowings under the Line of Credit bear interest at a rate per annum equal to the bank's prime lending rate plus 1%. The Company had an outstanding balance of approximately $1,136,000 of the Line of Credit as of December 31, 1998. As of December 31, 1998 the Company had approximately $408,000 available on its line of credit. The Term Loans are to be repaid in 29 monthly payments of $62,500, commencing January 1999 with a balloon payment of $1,875,000 in July 2001. Interest is payable monthly at the bank's prime rate plus 1.25%. The new Term Loans allowed the Company to repay a $1,000,000 bridge note incurred in connection with the DNA Acquisition and move approximately $1,165,000 of its previous revolving line of credit balance into a term note structure.

  On September 24, 1998, the Company closed on a line of credit with its principal lender for the purchase of machinery and equipment (the "M&E Loan"). The M&E Loan allows the Company to borrow up to $2,000,000 for the purchase of machinery and equipment. Interest is payable monthly at the bank's prime rate plus 1.25%. The M&E Loan is to be repaid over 60 equal monthly installments commencing on October 1999. The Company had an outstanding balance of approximately $480,000 on the M&E Loan as of December 31, 1998.

  The Amended Credit Agreement and the M&E Loan require the Company to maintain certain financial ratios and tangible net worth levels, among others. The Company is not in compliance with the Amended Credit Agreement and M&E Loan covenants. The bank has agreed to waive the events of default relating to these covenants until January 1, 2000.

  Management believes that the Company's cash and cash equivalents together with its credit facilities expected cash flows from operations will provide sufficient funds to meet the Company's current and future cash requirements and allow the Company to continue its marketing and development efforts. There can be no assurance that cash flows will improve in an amount sufficient to allow the Company to fund its current obligations and operating expense.

Subsequent Events

  On March 23, 1999, the Company entered into an agreement to purchase an additional 16% of the equity of DNA-ADTECH of Madrid, Spain (the "Purchase Agreement"), bringing the Company's total equity ownership to 81%. The purchase price was based upon a similar valuation used in December 1997 when the Company purchased 65% of ABSA. The Company will pay for this additional 16% equity position by issuing 598,198 shares of Common Stock. This transaction is subject to the approval of the Company's stockholders and will be submitted for approval at the Company's annual meeting.

  On March 23, 1999, the Company entered into an agreement with Mr. Boxall to guarantee the debt of the Company to Mr. Guembe, in exchange for the right to convert whatever amount Mr. Boxall pays to Mr. Guembe, into shares of the Common Stock. If the Company determines that it will be unable to repay the $990,000 due on or before December 19, 1999, the Company shall give written notice of such determination to Mr. Boxall and Mr. Boxall agreed to pay to Mr. Guembe any remaining amount outstanding with any accumulated outstanding interest. If Mr. Boxall is required to make any payment to Mr. Guembe, the debt shall bear interest at the thirty day London Interbank Offered Rate, plus 2%, compounded monthly, based on such rate as of the last day of such month and shall be due and payable on March 1, 2001. If on January 1, 2001, there exists any outstanding balance of the debt due Mr. Boxall, Mr. Boxall shall have the right at any time after January 1, 2001 through March 1, 2001, to convert all or part of the outstanding balance of such debt into shares of common stock at a purchase price per share equal to the fair market value of the Common Stock on the conversion date, but in no event less than $3.50 per share. The guarantee agreement with Mr. Boxall is subject to the closing of the Purchase Agreement.

  In February 1999, the Company established a joint venture with Trykko Pack of Denmark and currently owns 82% equity position in a newly formed company called MICROTECH A/S of Denmark. MICROTECH A/S will be managed by Steen Pedersen, managing director of Trykko Pack. MICROTECH A/S has one employee and a salesman located in England. The purpose of the company will be to: (1) manage a technology licensing program for Europe of the Company's patented Safety Susceptor product, (2) educate the European market on the Company's microwave film products, (3) work with our licensees in Europe and (4) establish Safety Susceptor as a European standard.

Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged assets or liability or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

  Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to affect its financial statements.

Seasonal Revenues

  Historically, the Company experienced lower sales of metallized film to the electronic capacitor market during the third quarter, particularly in July. Based on market research conducted by the Company, it believes that demand for the Company's other products, including microwave food packaging and electronic capacitor products, do not experience similarly timed seasonal variations and will, in the future, offset third quarter lower seasonal sales to the capacitor market.

Inflation

  In 1998, there was no inflation for raw materials and unit selling prices.

Impact of the Year 2000 Issue

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

  The Company has projected the cost to rectify the existing non-compliant systems to be approximately $25,000, representing approximately 10% of the Company's Information Technology budget for 1999. The Company anticipates that these systems will be Year 2000 compliant by July 1999. No other Information Technology projects have been deferred as a result of the Year 2000 project. At this time, the Company cannot accurately assess the risks associated with the non-compliance of its non-information technology systems. While it is understood by the Company that such non- compliance could have a material effect on the Company's business, results of operations or financial condition, at this time management has not determined the entire potential level of risk.

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

  Until the Company's plan has been completed, the Company cannot accurately assess the potential risks associated with non-compliance of its external third parties. While it is understood by the Company that the potential effect could have a material adverse effect on the Company's business, results of operations or financial condition, at this time management has not determined the entire potential level of risk.

  At the present time, the Company has not developed a contingency plan. The Company will continue to monitor the need for a contingency plan based on the results of its Year 2000 compliance strategic plan.

Business Factors

  This report may contain certain forward-looking statements that are subject to certain risks and uncertainties. These statements include statements regarding (i) the expected effects of the Company's products and products in development; (ii) the Company's ability to realize economies of scale and to expand its sales and its production capacity; (iii) the possibility and the expected effect of acquisitions; (iv) the Company's Year 2000 readiness; and
(v) the Company's liquidity. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the following: uncertainties regarding the performance advantages of the Company's products and products in development, market responses to pricing actions, continued competitive factors and pricing pressures, the timely acceptance of new products, inventory risk due to shifts in market demand, the development of competing or superior technologies or products from other manufacturers, many of which have substantially greater financial, technical and other resources than the Company, dependence on key personnel, the variation in the Company's operating results, technological change, the Company's ability to develop and protect proprietary products and technologies, the availability of additional capital on acceptable terms, if at all, to fund expansion, and general economic conditions. For further information, refer to the more specific risks and uncertainties discussed throughout this report.

Item 7. Financial Statements and Supplementary Data

  See Item 13 below and the index therein for a listing of the financial statements and supplementary data as filed as part of this report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None

                                   PART III

  Items 9 through 12 are incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ended December 31, 1998.

Item 13. Exhibits and Reports on Form 8-K

  (a) (1) Financial Statements. The consolidated financial statements required to be filed in Item 8 herewith are as follows:

                                                                      Page
                                                                   -----------
      Report of Independent Certified Public Accountants BDO
       Seidman, LLP...............................................     F-2
      Consolidated Balance Sheets as of December 31, 1998 and
       1997....................................................... F-3 to F-4
      Consolidated Statements of Operations for the years ended
       December 31, 1998 and 1997.................................     F-5
      Consolidated Statements of Stockholders' Equity for the
       Years Ended December 31, 1998 and 1997.....................     F-6
      Consolidated Statements of Cash Flows for the years ended
       December 31, 1998 and 1997.................................     F-7
      Notes to Consolidated Financial Statements.................. F-8 to F-34

  (a) (2) The following exhibits are filed herewith:

      Exhibit
      Number  Title
      ------- -----
      21      Subsidiaries of the Company
      23      Consent of BDO Seidman, LLP
      27      Financial Data Schedule

  (a) (3) The following exhibits are incorporated herein by reference:

    (i) The following exhibits were filed as Exhibits 10.3 and 10.4 to the Company's Form 10-QSB for the quarter ended September 30, 1998 (Commission file number 1-12230), and are incorporated herein by reference:

      Exhibit
      Number  Title
      ------- -----
      10nn    Modification No.2 to Revolving Credit and Term Loan Agreement,
              dated June 18, 1998, between the Company and National Bank of
              Canada
      10oo    Modification No.3 to Revolving Credit and Term Loan Agreement,
              dated September 23, 1998, between the Company and National Bank of Canada

    (ii) The following exhibit was filed as Exhibit 10.1 to the Company's
  Form 10-QSB for the quarter ended March 31, 1998 (Commission file number 1-
  12230), and is incorporated herein by reference:

      Exhibit
      Number  Title
      ------- -----
      10mm    Lease between MARAP, S.A. and Alexander Boxall, S.A. dated
              December 15, 1996

    (iii) The following exhibits were filed as Exhibits 3b and 10ll to the Company's Form 10-KSB for the year ended December 31, 1997 (Commission file number 1-12230), and is incorporated herein by reference:

      Exhibit
      Number  Title
      ------- -----
      3b      Amended and Restated Bylaws
      10ll    Modification No. 1 to Revolving Credit and term Loan Agreement, dated as of December 18, 1997, between the Company and National
              Bank of Canada

    (iv) The following exhibit was filed as Appendix C of the Company's
  Schedule 14(A) for the meeting held on May 22, 1997 (Commission file number
  1-12230), and is incorporated herein by reference:

      Exhibit
      Number  Title
      ------- -----
      *10ii   1993 Stock Option Plan.

    (v) The following exhibits were filed on Exhibits 2.1 and 2.2 of the Company's Form 8-K filed with the Securities and Exchange Commission on
  January 5, 1998 (Commission file number 1-12230) and are incorporated herein by reference:

      Exhibit
      Number  Title
      ------- -----
      10jj    Share Purchase Agreement, dated December 19, 1997, between the
              Company and Pedro Nunez-Barranco Guembe.
      10kk    Share Purchase Agreement, dated December 19, 1997, between the
              Company and Alexander Peter Boxall.

    (vi) The following exhibit was filed as part of the Company's S-3 Registration Statement (Commission file number 33-98400) declared effective by the Securities and Exchange Commission on May 13, 1996, and is incorporated herein by reference:

      Exhibit
      Number  Title
      ------- -----
      4a      Form of Warrant Agreement between the Company and American
              Securities Transfer, Incorporated with description of Warrant
              Certificate included.

    (vii) The following exhibits, were filed with the Company's 10-KSB for the year ended December 31, 1994 (Commission file number 1-12230), and are herein incorporated by reference:

      Exhibit
      Number  Title
      ------- -----
      *10gg   1994 Formula Stock Option Plan.
       10hh   Security Agreement with Eastern Bank dated April 3, 1995.

    (viii) The following exhibits were filed as part of the Company's SB-2 Registration Statement (Commission file number 33-66324-B) declared effective by the Securities and Exchange Commission on September 10, 1993, and are incorporated by reference herein:

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

    (b) Reports on Form 8-K.

  The Company did not file any Current Reports on Form 8-K during the three months ended December 31, 1998.

                                  SIGNATURES

  In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Advanced Deposition Technologies, Inc.

                                                 /s/ Glenn J. Walters
                                       By_____________________________________
                                                  Glenn J. Walters
                                        Chief Executive Officer and Treasurer

Date: April 15, 1999

  In accordance with the exchange act, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

                    Name                               Title                 Date
                    ----                               -----                 ----
            /s/ Glenn J. Walters             Chairman of the Board,     April 15, 1999
  __________________________________________ Chief Executive Officer,
               Glenn J. Walters              and Treasurer
                                             (principal executive
                                             officer)
            /s/ Joseph P. Keller             Controller (principal      April 15, 1999
  __________________________________________ financial and accounting
               Joseph P. Keller              officer)
           /s/ Alexander P. Boxall           Director, President        April 15, 1999
  __________________________________________
             Alexander P. Boxall
           /s/ Charles R. Buffler            Director                   April 15, 1999
  __________________________________________
              Charles R. Buffler
             /s/ John J. Moroney             Director                   April 15, 1999
  __________________________________________
               John J. Moroney
             /s/ Robert M. Pozzo             Director                   April 15, 1999
  __________________________________________
               Robert M. Pozzo

                     ADVANCED DEPOSITION TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS..................         F-2
CONSOLIDATED FINANCIAL STATEMENTS:
  Balance sheets....................................................  F-3 to F-4
  Statements of operations..........................................         F-5
  Statements of stockholders' equity................................         F-6
  Statements of cash flows..........................................         F-7
  Notes to financial statements..................................... F-8 to F-22

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Advanced Deposition Technologies, Inc.

  We have audited the accompanying consolidated balance sheets of Advanced Deposition Technologies, Inc. and subsidiary as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced Deposition Technologies, Inc. and subsidiary at December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                     /s/ BDO SEIDMAN, LLP

Boston, Massachusetts
March 5, 1999

                     ADVANCED DEPOSITION TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

                    CONSOLIDATED BALANCE SHEETS (NOTE 2(b))

                                                                December 31,
                                                              -----------------
                                                                1998     1997
                                                              -------- --------
                                                               (In Thousands)
ASSETS (Note 4)
CURRENT ASSETS:
  Cash and cash equivalents (Note 2(c))...................... $    411 $    919
  Investment in marketable securities (Notes 2(e) and 11)....       43      155
  Accounts receivable, net of allowances for doubtful
   accounts of $460,000 in 1998 and $135,000 in 1997 (Note
   9)........................................................    5,868    7,084
  Inventories (Note 2(f))....................................    4,252    3,347
  Prepaid expenses and other.................................      274       69
                                                              -------- --------
    Total current assets.....................................   10,848   11,574
                                                              -------- --------
PROPERTY AND EQUIPMENT, at cost (Notes 2(g), 4 and 5):
  Machinery and equipment....................................   12,683    8,286
  Furniture and fixtures.....................................      645      738
  Leasehold improvements.....................................      453      392
  Vehicles...................................................      189       51
  Software...................................................      165       99
  Equipment deposits.........................................      640      --
                                                              -------- --------
                                                                14,775    9,566
  Less--accumulated depreciation and amortization............    7,099    3,235
                                                              -------- --------
    Net property and equipment...............................    7,676    6,331
                                                              -------- --------
OTHER ASSETS, net of accumulated amortization (Notes 2(h), 3
 and 9)......................................................    5,426    6,038
                                                              -------- --------
    Total assets............................................. $ 23,950 $ 23,943
                                                              ======== ========



          See accompanying notes to consolidated financial statements.

                     ADVANCED DEPOSITION TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

              CONSOLIDATED BALANCE SHEETS (NOTE 2(b)) ( Continued)

                                                               December 31,
                                                              ----------------
                                                               1998     1997
                                                              -------  -------
                                                              (In Thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Bridge financing (Note 4).................................. $   --   $ 1,000
  Due to financial institutions (Note 4).....................   3,589    3,709
  Accounts payable...........................................   4,347    4,092
  Accrued expenses...........................................     643      543
  Current maturities of long-term obligations (Note 4).......   1,764      525
                                                              -------  -------
    Total current liabilities................................  10,343    9,869
LONG-TERM OBLIGATIONS:
  Revolving line of credit (Note 4)..........................   1,136      974
  Long-term obligations, net of current maturities (Note 4)..   4,010    2,324
                                                              -------  -------
    Total liabilities........................................  15,489   13,167
                                                              -------  -------
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                    1,078      795
                                                              -------  -------
COMMITMENTS (Notes 5 and 6)
STOCKHOLDERS' EQUITY (Notes 7 and 14):
  Preferred stock, $.01 par value, authorized 1,000,000
   shares, issued and
   outstanding--none.........................................     --       --
  Common stock, $.01 par value, authorized 10,000,000 shares, issued 4,286,560 and 4,280,560, outstanding 4,253,950 and
   4,262,950 in 1998 and 1997, respectively..................      43       43
  Common stock purchase warrants.............................     --     1,594
  Additional paid-in capital.................................  11,177    9,581
  Accumulated deficit........................................  (3,848)  (1,153)
  Accumulated other comprehensive income (loss)..............      95      (19)
                                                              -------  -------
                                                                7,467   10,046
  Less treasury stock, 32,610 and 17,610 shares, at cost in
   1998 and 1997, respectively...............................     (84)     (65)
                                                              -------  -------
    Total stockholders' equity...............................   7,383    9,981
                                                              -------  -------
    Total liabilities and stockholders' equity............... $23,950  $23,943
                                                              =======  =======


          See accompanying notes to consolidated financial statements.

             ADVANCED DEPOSITION TECHNOLOGIES, INC. AND SUBSIDIARY

               CONSOLIDATED STATEMENTS OF OPERATIONS (NOTE 2(b))

                                                   Years ended December 31,
                                                  ----------------------------
                                                      1998           1997
                                                  -------------  -------------
                                                     (In Thousands Except
                                                   Share and Per Share Data)
REVENUES (Notes 2(k), 9 and 11):
  Product sales.................................. $      23,070  $     11,750
  Royalties, license and other...................           431           500
                                                  -------------  ------------
    Total revenues...............................        23,501        12,250
COST OF REVENUES.................................        15,714        10,102
                                                  -------------  ------------
  Gross profit...................................         7,787         2,148
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
 (Note 2(d)).....................................         7,855         1,782
RESEARCH AND DEVELOPMENT EXPENSES (Note 2(l))....           356           324
AMORTIZATION EXPENSE.............................           338           154
LOSS FROM IMPAIRMENT OF LONG-LIVED ASSETS (Note
 6)..............................................         1,108            --
                                                  -------------  ------------
    Operating loss...............................        (1,870)         (112)
                                                  -------------  ------------
OTHER INCOME (EXPENSE):
  Interest income................................           --             91
  Interest expense...............................          (810)         (274)
  Other income (expense), net....................           352           (63)
                                                  -------------  ------------
    Total other expense, net.....................          (458)         (246)
                                                  -------------  ------------
    Loss before income taxes and minority
     interest....................................        (2,328)         (358)
INCOME TAXES (Notes 2(i) and 8)..................            98             4
                                                  -------------  ------------
    Loss before minority interest................        (2,426)         (362)
MINORITY INTEREST IN NET INCOME OF SUBSIDIARY....           269             3
                                                  -------------  ------------
NET LOSS......................................... $      (2,695) $       (365)
                                                  =============  ============
NET LOSS PER COMMON SHARE (Note (2m)):
  Basic and diluted.............................. $       (0.63) $      (0.09)
                                                  =============  ============


          See accompanying notes to consolidated financial statements.

                     ADVANCED DEPOSITION TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NOTES 2(b), 7 AND 14)

                             Common Stock
                          --------------------
                                                Common                                    Accumulated
                                                Stock   Additional                           Other         Total
                          Number of    $.01    Purchase  Paid-in   Accumulated Treasury  Comprehensive Stockholders'
                           Shares    Par Value Warrants  Capital     Deficit    Stock    Income (loss)    Equity
                          ---------  --------- -------- ---------- ----------- --------  ------------- -------------
                                                   (In Thousands Except Number of Shares)
BALANCE, December 31,
 1996...................  3,919,300     $42     $1,691   $ 9,289     $  (788)  $(1,127)      $--          $9,107
 Issuance of treasury
  stock in connection
  with purchase of
  business..............    280,000     --         --        --          --      1,030        --           1,030
 Expiration of IPO
  warrants..............        --      --         (35)       35         --        --         --             --
 Exercise of common
  stock purchase
  warrants..............     36,676       1        (43)      226         --        --         --             184
 Exercise of stock
  options...............     16,974     --         --         31         --        --         --              31
 Awards under 1997 stock
  award plan............     10,000     --         --        --          --         32        --              32
 Purchase of treasury
  stock warrants........        --      --         (19)      --          --        --         --             (19)
 Comprehensive loss:
 Net loss...............        --      --         --        --         (365)      --         --            (365)
 Other comprehensive
  loss..................        --      --         --        --          --        --         (19)           (19)
                          ---------     ---     ------   -------     -------   -------       ----         ------
  Total comprehensive
   loss.................        --      --         --        --          --        --         --            (384)
                          ---------     ---     ------   -------     -------   -------       ----         ------
BALANCE, December 31,
 1997...................  4,262,950      43      1,594     9,581      (1,153)      (65)       (19)         9,981
 Purchase of treasury
  stock warrants........        --      --          (9)      --          --        --         --              (9)
 Expiration of
  warrants..............        --      --      (1,585)    1,585         --        --         --              --
 Purchase of treasury
  stock.................    (15,000)    --         --        --          --        (19)       --             (19)
 Exercise of stock
  options...............      6,000     --         --         11         --        --         --              11
 Comprehensive income
  (loss):
 Net loss...............        --      --         --        --       (2,695)      --         --          (2,695)
 Other comprehensive
  income................        --      --         --        --          --        --         114            114
                          ---------     ---     ------   -------     -------   -------       ----         ------
  Total comprehensive
   loss.................        --      --         --        --          --        --         --          (2,581)
                          ---------     ---     ------   -------     -------   -------       ----         ------
BALANCE, December 31,
 1998...................  4,253,950     $43     $  --    $11,177     $(3,848)  $   (84)      $ 95         $7,383
                          =========     ===     ======   =======     =======   =======       ====         ======


          See accompanying notes to consolidated financial statements.

                     ADVANCED DEPOSITION TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (NOTES 2(b) AND 12)

                                                 Years ended December 31,
                                                    --------------------------
                                                        1998          1997
                                                    ------------  ------------
                                                         (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.........................................      $(2,695)      $  (365)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
    Compensation expense relating to the issuance
     of common stock...............................          --             32
    Depreciation and amortization..................        1,396           700
    Provision for asset impairment.................        1,108           --
    Minority interest..............................          269             3
    Loss on sale of investments....................           14           --
    Changes in assets and liabilities, net of
     effects from purchase of ABSA:
      Accounts receivable..........................        1,183          (598)
      Inventories..................................         (735)          239
      Prepaid expenses and other...................         (197)           55
      Accounts payable.............................         (548)          510
      Accrued expenses.............................          302          (399)
                                                    ------------  ------------
        Net cash provided by operating activities..           97           177
                                                    ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment..............       (2,169)         (624)
  Decrease in investment in marketable securities..          --          1,085
  Proceeds from sale of investments................           82           --
  (Increase) decrease in other assets..............         (223)           37
  Purchase of ABSA, net of cash acquired...........          --         (3,187)
                                                    ------------  ------------
        Net cash used for investing activities.....       (2,310)       (2,689)
                                                    ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) from bridge
   financing.......................................       (1,000)        1,000
  Net repayments from financial institutions.......         (120)         (177)
  Net proceeds under revolving line of credit......          162           794
  Borrowings of long-term obligations..............        2,651           456
  Proceeds from exercise of common stock purchase
   warrants, net of expenses.......................          --            184
  Proceeds from exercise of common stock options...           11            31
  Purchase of treasury stock.......................          (19)          --
  Purchase of treasury stock warrants..............           (9)          (19)
                                                    ------------  ------------
        Net cash provided by financing activities..        1,676         2,269
                                                    ------------  ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
 EQUIVALENTS.......................................           29            (8)
                                                    ------------  ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS..........         (508)         (251)
CASH AND CASH EQUIVALENTS, beginning of year.......          919         1,170
                                                    ------------  ------------
CASH AND CASH EQUIVALENTS, end of year.............       $  411        $  919
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

 (b) Principles of Consolidation

  The accompanying consolidated financial statements include the accounts of the Company and its majority owned subsidiary Alexander Boxall, S.A. The results of operations of ABSA are included for the period from December 19, 1997 (date of acquisition) to December 31, 1998. All significant intercompany balances and transactions have been eliminated in consolidation.

 (c) Cash and Cash Equivalents

  The Company considers all investments purchased with original maturities of less than three months to be cash equivalents. There were no cash equivalents at December 31, 1998 and 1997.

 (d) Advertising Expenses

  Advertising expenses are charged to operations as incurred. Advertising expense for years ended December 31, 1998 and 1997 was approximately $81,000 and $91,000, respectively.

 (e) Investment in Marketable Securities

  The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which requires that debt and marketable equity securities be classified as trading, available-for-sale or held-to-maturity. Available-for-sale securities are reported in the balance sheet at fair value with unrealized gains or losses included as a component of comprehensive income. Realized gains and losses are recognized in the results of operations.

  As of December 31, 1998 and 1997, investments in marketable securities, which are classified as available-for-sale and recorded at fair value which approximate cost, consisted entirely of equity instruments.

                    ADVANCED DEPOSITION TECHNOLOGIES, INC.
                                AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

 (f) Inventories

  Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                                                 1998    1997
                                                                ------- -------
   Raw materials............................................... $ 2,760 $ 1,812
   Work in process.............................................     303     731
   Finished goods..............................................   1,905   1,182
                                                                ------- -------
                                                                  4,968   3,725
   Less: reserve for obsolescence..............................     716     378
                                                                ------- -------
   Net......................................................... $ 4,252 $ 3,347
                                                                ======= =======

  Work in process and finished goods include materials, labor and manufacturing overhead.

 (g) Property and Equipment

  Property and equipment are stated at cost. The Company provides for depreciation and amortization by charges to operations over the estimated useful lives of property and equipment using the straight-line and units-of-production methods as follows:

                                                                   Estimated
   Classification                                                Useful Lives
   --------------                                               ---------------
   Machinery and equipment.....................................   10-15 years
   Furniture and fixtures......................................     5 years
   Leasehold improvements......................................  Terms of lease
   Vehicles....................................................    4-5 years
   Software....................................................    3-5 years

 (h) Other Assets

  During 1996, the Company acquired several licenses which allow the Company to manufacture and market products under certain patents which are being amortized over 14 years (see Note 6). As described in Note 6, certain licenses were written off in fiscal 1998. The Company capitalizes the costs of obtaining patents and trademarks and is amortizing such costs over a five-year period.

  Other assets consist of (in thousands):

   Other assets                                                    1998   1997
   ------------                                                   ------ ------
   Goodwill (Note 3)............................................. $3,899 $3,415
   Licenses and patents..........................................  1,426  2,548
   Due from related party (Note 10)..............................    242    245
   Other.........................................................    463    128
                                                                  ------ ------
                                                                   6,030  6,336
   Less: accumulated amortization................................    604    298
                                                                  ------ ------
   Net........................................................... $5,426 $6,038
                                                                  ====== ======

                    ADVANCED DEPOSITION TECHNOLOGIES, INC.
                                AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  Goodwill results from the excess of cost over fair value of net assets acquired and is being amortized on a straight-line basis over 25 years. The Company evaluates the recoverability and remaining life of its goodwill in accordance with SFAS No. 121.

 (i) Income Taxes

  The Company provides for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Under the liability method specified by SFAS No. 109, a deferred tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities, as measured by the enacted rates assumed to be in effect when these differences reverse.

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

 (m) Net Income (Loss) Per Common Share

  The Company follows Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, issued by the Financial Accounting Standards Board, which requires the Company to present its basic earnings per share and diluted earnings per share, and certain other earnings per share disclosures for each year presented. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversions of those potential shares.

  The weighted average number of common shares outstanding is summarized as follows:

                                                                 December 31
                                                             -------------------
                                                               1998      1997
                                                             --------- ---------
   Denominator for basic and diluted
    loss per share:
     Weighted average common shares outstanding............. 4,267,213 3,964,491
                                                             ========= =========

  In 1998 and 1997, the Company had common stock options and warrants outstanding, none of which were included in the diluted earnings per share calculation since their effect would have been antidilutive.

                    ADVANCED DEPOSITION TECHNOLOGIES, INC.
                                AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


 (n) Financial Instruments

  The estimated fair value of the Company's financial instruments, which include marketable securities, accounts receivable, accounts payable and notes payable approximates their carrying value.

 (o) Foreign Currency Translation

  Assets and liabilities of the Company's foreign subsidiary are translated at the rates of exchange at the balance sheet date, and related revenues and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are excluded from net income and recorded as a component of comprehensive income.

 (p) Long-Lived Assets

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

  The Company reviews the carrying values of its long-lived, identifiable intangible assets and goodwill for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less cost to sell. In fiscal year 1998, the Company recorded an impairment loss related to certain licenses as changes in circumstances indicated an impairment had occurred (see Note 6).

 (q) Comprehensive Income

  The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, ("SFAS No. 130") which establishes standards for reporting and display of comprehensive income, its components, and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 stipulates that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements (see Note
14).

 (r) Industry Segments

  The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which supercedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise". SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas, and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance (see Note 13).

 (s) New Accounting Standard Not Yet Adopted

  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires companies to recognize all

                    ADVANCED DEPOSITION TECHNOLOGIES, INC.
                                AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged assets or liability or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

  Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to affect its financial statements.

 (t) Reclassifications

  Certain balances in the 1997 financial statements have been reclassified to conform to the 1998 presentation.

3. Acquisition

  Effective December 19, 1997, the Company acquired 65% of the outstanding common stock of Alexander Boxall, S.A. ("ABSA"), a producer of lighting and motor run capacitors for approximately $2,998,000 in cash, a secured promissory note of $990,000 and 280,000 shares of the Company's stock with a fair value of $1,030,400.

  The acquisition was recorded using the purchase method of accounting, whereby the net assets acquired were recorded at their estimated fair values and the excess of cost over the fair value of the net assets acquired of approximately $3,528,000 was allocated to goodwill and is being amortized over 25 years.

  The consolidated statements of operations and cash flows for the years-ended December 31, 1998 and 1997 include the results of operations and cash flows for ABSA from December 19, 1997 through December 31, 1998.

  The unaudited pro forma combined results of operations of the Company and ABSA for the year ended December 31, 1997, assuming that the acquisition had occurred at January 1, 1997 and after giving effect to certain pro forma adjustments are as follows (in thousands except per share data):

                                                                      (Proforma)
   Years ended December 31,                                              1997
   ------------------------                                           ----------
   Revenue...........................................................  $25,422
   Net income........................................................  $   181
   Net income per share:
     Basic...........................................................  $  0.04
     Diluted.........................................................  $  0.04

  On October 1, 1998, ABSA acquired 80% of the capital stock of Kidamai SDN ("Kidamai"), a capacitor assembler and distributor located in Kuala Lumpur, Malaysia, for the cancellation of accounts receivable from product sales of approximately $370,000. The acquisition was recorded using the purchase method of accounting where the cost of the acquisition over the fair value of the net assets acquired of approximately $370,000 was allocated to goodwill and is being amortized over 10 years.

  The operations of Kidamai were not material and accordingly, proforma information was not provided.

                    ADVANCED DEPOSITION TECHNOLOGIES, INC.
                                AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


4. Financing Arrangements

 (a) Revolving Line of Credit and Term Notes

  In June 1998, the Company amended their financing agreement with a bank (the "Financing Agreement") dated July 8, 1996 which included a line of credit (the "Line of Credit") and a term note (the "Term Note").

  The amended Financing Agreement extended the due date of the Line of Credit and Term Note from July 8, 1999 to July 8, 2001, decreased the amount available under the Line of Credit from $3,000,000 to $2,000,000, readvanced the Term Note A principal from $2,600,000 to $2,750,000 and converted the $1,000,000 bridge loan to Term Note B due July 8, 2001.

  The Line of Credit and the Term Notes are secured by all of the Company's assets, mature on July 8, 2001, and are subject to a prepayment fee of 3% of the then outstanding balance if prepaid by July 8, 1999 or 2% if prepaid before July 8, 2000 or 1% thereafter.

  The Line of Credit allows the Company to borrow up to the lesser of $2,000,000 or the borrowing base as defined in the Financing Agreement and bears interest at a rate of 1.0% above the lender's prime lending rate (8.75% at December 31, 1998). The Company is required to make monthly interest only payments with the principal due on July 8, 2001. As of December 31, 1998 and 1997, borrowings under the Line of Credit were approximately $1,136,000 and $974,000, respectively. The maximum amount of short-term borrowings under the line of credit was approximately $1,668,000 and $973,000 for fiscal 1998 and 1997, respectively.

  The Company was readvanced the Term Note A in a new principal amount of $2,750,000 under the amended Financing Agreement which bears interest at a rate of 1.25% above the lender's prime lending rate (9.0% at December 31, 1998). The Term Note A is payable interest only until January 1, 1999 and then in thirty monthly principal payments, with each of the first twenty-nine such payments to be in the amount of $45,833 plus interest with the final principal payment of $1,420,834 due on July 8, 2001. As of December 31, 1998 and 1997, the balance due on the Term Note A was $2,750,000 and $1,845,000, respectively. The current portion of Term Note A was $550,000 and $520,000 at December 31, 1998 and 1997, respectively.

 (b) Term Note B

  In June 1998, the Company converted the bridge note of $1,000,000 borrowed from a bank to a term note ("Term Note B"). The loan was used to fund the acquisition of ABSA, using ABSA's stock as collateral. The Term Note B is payable interest only until January 1, 1999 and then in twenty-nine monthly installments of $16,667 plus interest with one final principal payment of $516,667 due on July 8, 2001. The Term Note B bears interest at the bank's prime rate plus 1.25% (9.0% at December 31, 1998) and is due July 8, 2001. As of December 31, 1998 and 1997, the outstanding balance was $1,000,000 for both the Term Note B and the Bridge Note, respectively.

 (c) M&E Loan

  In September 1998, the Company amended the Financing Agreement to obtain up to $2,000,000 (the "M&E Loan") for the purchase of new equipment. The principal amount of the M&E Loan cannot exceed 80% of the invoice price of the new equipment and bears interest at a rate of 1.25% above the lenders prime lending rate (9.0% at December 31, 1998). The principal amount outstanding on the M&E Loan as of January 31, 1999 will be payable in sixty monthly installments commencing October 1, 1999 and paid in full by October 1, 2004. As of December 31, 1998 the balance outstanding was $480,000.

                    ADVANCED DEPOSITION TECHNOLOGIES, INC.
                                AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  The Financing Arrangement includes certain financial covenants which must be maintained by the Company. Such financial covenants include a minimum tangible net worth, a maximum debt to equity ratio, a debt service coverage ratio and a minimum level of working capital. As of December 31, 1998, the Company was in default of certain financial covenants. The Company has received written notification from the lender which waives the event of default through January 1, 2000.

 (d) Note Payable

  In connection with its acquisition of ABSA, the Company entered into a note agreement with a former shareholder of ABSA in the principal amount of $990,000 with interest at 5.39%. The principal and interest are due on December 19, 1999. If payment is not made within terms, the Company will incur, at the option of the holder, a penalty of $340,000 or the return of shares of ABSA equivalent to a 50% ownership providing the former shareholder returns the $2,800,000 cash paid by the Company to acquire ABSA. The note has been guaranteed by a director and shareholder of the Company and 35% shareholder of ABSA (see Note 15).

 (e) Due to Financial Institutions

  ABSA receives cash in advance at a discount on specific accounts receivable balances. The customers have agreements with the bank to make payments directly to the bank. ABSA is indebted to the bank until the agreements are paid in full. As of December 31, 1998 and 1997, the balance outstanding related to these agreements was $2,446,000 and $3,142,000 respectively.

  The Company has other short term loans from financial institutions with interest rates ranging from 4.6% to 5.5% with a total outstanding balance of $1,143,000 and $567,000 as of December 31, 1998 and 1997, respectively.

 (f) Capital Leases

  The Company has also leased certain equipment under capital leases. As of December 31, 1998 and 1997, the Company's outstanding obligations under the leases were approximately $540,000 and $5,500, respectively. Included in property and equipment is leased equipment having a net book value at December 31, 1998 and 1997 of approximately $520,000 and $15,000, respectively.

  As of December 31, 1998, the aggregate annual payments on long-term obligations are as follows (in thousands):

   Fiscal year                                                           Amount
   -----------                                                           ------
   1999................................................................. $1,764
   2000.................................................................  1,400
   2001.................................................................  2,346
   2002.................................................................     96
   2003.................................................................     96
   Thereafter...........................................................     72
                                                                         ------
                                                                          5,774
   Less: current maturities.............................................  1,764
                                                                         ------
   Long-term liabilities................................................ $4,010
                                                                         ======

                    ADVANCED DEPOSITION TECHNOLOGIES, INC.
                                AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


5. Commitments

 (a) Operating Leases

  The Company leases its facilities, vehicles and other equipment under operating leases that expire through March 2004. The Company has an option to purchase the land and facility at fair market value should the lessor offer the facility for sale. ABSA's manufacturing operations in Spain are maintained in a leased facility which is owned by the 35% shareholder of ABSA with the lease expiring on December 31, 2006. Future minimum lease payments as of December 31, 1998 are approximately as follows (in thousands):

   Fiscal year                                                          Amount
   -----------                                                        ----------
   1999.............................................................. $  516,000
   2000..............................................................    492,000
   2001..............................................................    408,000
   2002..............................................................    408,000
   2003..............................................................    408,000
   Thereafter........................................................    732,000
                                                                      ----------
     Total........................................................... $2,964,000
                                                                      ==========

  Rent expense included in the accompanying consolidated statements of operations is approximately $438,000 and $346,000 for 1998 and 1997, respectively.

 (b) Purchase Commitments

  The Company has a purchase commitment of approximately $1,595,000 for capital equipment which is scheduled for delivery in the third quarter of 1999. In September 1998, the Company obtained a machinery and equipment loan (see Note 4(c)) to finance the purchase. As of December 31, 1998, the Company made payments related to this purchase commitment for machinery and equipment of $640,000.

6. Agreement with Fort James Corporation

  During 1996, the Company was notified by Fort James Corporation ("Fort James") formerly known as James River Corporation that the Company's Fuse Susceptor Patents, used in the development of microwave food packaging products, were potentially infringing upon Fort James's Seiferth Patents. So as to avoid potential patent infringement litigation, the Company entered into a Patent Assignment, Licensing and Supply Agreement (the "Fort James Agreement") with Fort James during 1996. Under the Fort James Agreement, the Company assigned its rights under certain patents related to microwave products (the "Assigned Patents") to Fort James. In return, Fort James (1) paid $1,200,000 in cash to the Company, (2) granted to the Company licenses to utilize 27 patents, and (3) entered into a supply agreement whereby Fort James agreed to purchase specified minimum quantities of metalized film from the Company, subject to certain quality standards and other conditions, for a period of five years.

  Pursuant to the patent assignment, Fort James will remit to the Company a portion of the royalties it collects from licensees who produce products covered under the assigned Patents. The Company pays a royalty for its sales of products covered under patents included in the Fort James Agreement, except for products covered under the Assigned Patents. Royalty expense for the years ended December 31, 1998 and 1997 were $7,000 and $12,000, respectively. The Fort James Agreement also grants to the Company the exclusive right to sell home use products covered under the Assigned Patents.

                    ADVANCED DEPOSITION TECHNOLOGIES, INC.
                                AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  The Company relied on an independent appraiser of intellectual properties to determine the financial value of all licenses granted under the Fort James Agreement. The licenses were valued at $1,550,000 and were being amortized over 14 years, the remaining life of the underlying patents.

  During the fourth quarter of fiscal 1998, the Company recorded an impairment loss of approximately $1,075,000 included in operations related to the writedown of the licenses for the sale of home use products, primarily microwave cooking bags. Due to the termination of the distribution agreement effective in the fourth quarter, a large decline in sales from approximately $4,366,000 in 1997 to $13,000 in 1998, and no new distribution agreement resulting in the inability to project future revenue, the Company recorded an impairment loss to reduce the carrying value of the licenses related to home use products to $0 at December 31, 1998. The Company also recorded a fourth quarter charge of approximately $180,000 related to the write-off of the microwave cooking bag inventory.

7. Stock Options and Warrants

  The Company has a stock option plan (the "Plan") under which employees, including Directors who are employees, may be granted options to purchase shares of the Company's common stock at not less than fair market value on the date of the grant, as determined by the Board of Directors. The Plan also allows for the issuance of nonqualified stock options to employees and nonemployees at prices that are less than fair market value. Options granted under the Plan are exercisable for up to a 10-year period from the date of grant. The Company has 800,000 shares reserved for issuance under the Plan.

   The Company accounts for its stock-based compensation plans using the intrinsic value method. Accordingly, no compensation cost has been recognized. Had compensation cost for the Company's stock options been determined based on the fair value method, using an option pricing model, in accordance with SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                               1998     1997
                                                             --------  -------
   Net loss (in thousands)
     As reported............................................ $ (2,695) $  (365)
     Pro forma.............................................. $ (2,822) $  (622)
   Net loss per common share:
    As reported:
     Basic and diluted...................................... $  (0.63) $ (0.09)
    Pro forma:
     Basic and diluted...................................... $  (0.66) $ (0.16)

  The Company's weighted-average assumptions used in the pricing model and resulting fair values were as follows:

                                                          1998         1997
                                                       -----------  -----------
   Risk free rate.....................................  5.56%-6.66% 5.44%--6.66%
   Expected dividend yield............................     --           --
   Expected option life (in years)....................     10            7
   Expected stock price volatility....................    46.5%        46.5%
   Grant date fair value.............................. $2.09-$2.83  $2.25-$2.83

                    ADVANCED DEPOSITION TECHNOLOGIES, INC.
                                AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  Stock options activity of the Company, including activity under the Plan, for the years ended December 31, 1998 and 1997, are as follows:

                                                                       Weighted
                                                                        Average
                                                  Number    Exercise   Exercise
                                                    of        Price      Price
                                                  Shares    Per Share  Per Share
                                                  -------  ----------- ---------
Outstanding at December 31, 1996................. 252,548  $0.27-$5.44   $2.35
  Granted........................................ 217,500    2.88-5.06    4.03
  Exercised...................................... (16,974)   0.27-2.75    1.82
                                                  -------  -----------   -----
Outstanding at December 31, 1997................. 453,074    0.27-5.44    3.15
  Granted........................................  52,000   2.81-3.38     3.36
  Exercised......................................  (6,000)        2.00    2.00
                                                  -------  -----------   -----
Outstanding at December 31, 1998................. 499,074  $0.27-$5.44   $3.19
                                                  =======  ===========   =====

                                                  Exercise   Weighted
                                                   Number   Price Range Average
Options Exercisable At Year-End                   of Shares  Per Share   Price
-------------------------------                   --------- ----------- -------
1997.............................................  292,074  $0.27-$5.44 $  2.77
1998.............................................  362,074  $0.27-$5.44 $  2.96

  As of December 31, 1998 and 1997, the Company had 300,926 and 346,926 shares, respectively, available for future grants of options under the Plan.

  All options, granted under the Plan during 1998 and 1997, were granted with exercise prices equal to the fair market value of the Company's common stock at the date of grant.

  The following table summarizes information about stock options outstanding at December 31, 1998:

                                                     $0.27        $2.38   $4.00
                                                        to           to      to
Range of Exercise Prices:                            $2.00        $3.69   $5.44
Outstanding options:
  Number outstanding at December 31, 1998........  166,974      189,600 142,500
  Weighted average remaining contractual life
   (years).......................................      5.2          8.1     8.0
  Weighted average exercise price................  $  1.98      $  3.40 $  4.33
Exercisable options:
  Number outstanding at December 31, 1998........  154,974      149,600  57,500
  Weighted average remaining contractual life
   (years).......................................      5.1          7.8     7.5
  Weighted average exercise price................  $  1.98      $  3.40 $  4.33

  As of January 1, 1996, the Company had 1,150,000 redeemable common stock purchase warrants (The "IPO Warrants") outstanding. Two IPO Warrants entitled the holder to purchase one share of common stock at $5.00 per share. In May 1996, the Company commenced a special exercise period during which each IPO Warrant entitled the holder to purchase one share of common stock and to receive one additional warrant (The "Class B Warrants") at no additional cost. The Company received approximately $4,738,000 in net proceeds during the special exercise period which ended in July 1996. Each Class B Warrant entitles the holder to purchase

                    ADVANCED DEPOSITION TECHNOLOGIES, INC.
                                AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

one share of common stock at $5.00 per share and were to expire on May 12, 1998. The Company extended the expiration date of the Class B warrants to July 31, 1998. No B warrants were exercised during the extended period and all 1,044,425 warrants expired. As of December 31, 1997 the Company had 1,004,425 Class B Warrants outstanding. During 1998 and 1997, the Company purchased 70,000 and 40,000, Class B warrants, respectively. As of December 31, 1996 the Company had 132,084 IPO Warrants outstanding exercisable at $5.00 per share. During 1997, 73,352 IPO warrants were converted and the remaining 58,732 expired.

8. Income Taxes

  Domestic and foreign income (loss) before income taxes and minority interest in net income of the consolidated subsidiary are as follows (in thousands):

                                                                  Years ended
                                                                 December 31,
                                                                 --------------
                                                                  1998    1997
                                                                 -------  -----
   Domestic..................................................... $(3,160) $(370)
   Foreign......................................................     832     12
                                                                 -------  -----
                                                                 $(2,328) $(358)
                                                                 =======  =====

  The approximate tax effect of each type of temporary difference and carryforward which gives rise to the Company's deferred tax (liability) asset as of December 31, 1998 and 1997 is as follows (in thousands):

                                                                  Deferred
                                                                (Liability)
                                                                   Asset
                                                               ---------------
                                                                1998    1997
                                                               ------  -------
Depreciation and amortization................................. $ (946) $(1,377)
Net operating loss and tax credit carryforwards...............  2,046    1,320
Inventory and other reserves..................................    441      178
Other.........................................................     11      167
Valuation reserve............................................. (1,552)    (288)
                                                               ------  -------
Net........................................................... $   --      $
                                                               ======  =======

  At December 31, 1998, the Company had Federal and state income tax loss carryforwards of approximately $4,800,000 and $2,791,000, respectively. The Company also has tax credit carryforwards of approximately $97,000, expiring at various dates through 2011. The Tax Reform Act of 1986 contains provisions that limit the net operating loss carryforwards available to be used in any given year in the event of certain changes in ownership.

  The difference between income taxes provided at the Company's effective tax rate and the Federal statutory rate was due to the effect of foreign taxes of approximately $98,000 and $4,000 for the years 1998 and 1997, respectively.

9. Related Party Transactions

  Included in 1998 sales is approximately $3,579,000 in sales to five companies owned by a director and shareholder of the Company and 35% shareholder of ABSA. At December 31, 1998 the accounts receivable balances to these companies totaled approximately $841,000.

                    ADVANCED DEPOSITION TECHNOLOGIES, INC.
                                AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

  Included in rent expense is rent for a leased facility owned by a director and shareholder of the Company and 35% shareholder of ABSA of approximately $168,000 and $14,000 for fiscal years 1998 and 1997, respectively.

  Included in other assets are amounts due from a director and shareholder of the Company and 35% shareholder of ABSA of approximately $242,000 and $245,000 for the years ended December 31, 1998 and 1997, respectively.

  The Company obtains consulting services from a shareholder and former director of the Company. Fees for services paid to this shareholder and former director were approximately $20,000 and $10,000 for the years 1998 and 1997, respectively.

10. Technology License Agreement with a Related Party

  The Company has licensed the design specifications and operational technology of certain machinery to a stockholder for the purpose of manufacturing and selling the machinery to authorized purchasers, as defined. The agreement has automatic one-year renewal periods until terminated by either party. There were no revenues recognized under this agreement in 1998 and 1997.

11. Concentration of Credit Risk

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

 (a) Significant Customers

  Product sales to significant customers for the years ended December 31, 1998 and 1997 were as follows:

                                                              Percentage of
                                                              Product Sales
                                                              ---------------
   Customer                                                    1998     1997
   --------                                                   ------   ------
   A.........................................................      0%      37%
   B.........................................................      9       12

 (b) Export Sales

  Export sales as a percentage of revenues were made to the following geographic regions in 1998 and 1997, respectively:

   Region                                                             1998  1997
   ------                                                             ----  ----
   Europe............................................................  54%   14%
   South America.....................................................   6     3
   Far East..........................................................   3     4
   Middle East.......................................................   3   --
   Other.............................................................   2     3

                    ADVANCED DEPOSITION TECHNOLOGIES, INC.
                                AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


12. Supplemental Disclosure of Cash Flow Information

  Cash paid during the year for (in thousands):

                                                                  1998  1997
                                                                  ---- -------
   Interest...................................................... $734 $   255
   Income taxes.................................................. $ 98 $   --

  The accompanying consolidated financial statements include the following noncash investing and financing activities (in thousands):

                                                                  1998  1997
                                                                  ---- -------
   Treasury stock issued in connection with the purchase of
    ABSA......................................................... $--  $ 1,030
   Treasury stock issued under stock award plan.................. $--  $    32
   Cancellation of accounts receivable in connection with the
    acquisition of Kidamai SDN................................... $370 $   --
   Net unrealized loss on marketable securities.................. $ 16 $   --

13. Industry and Geographic Segments

  The Company operations are classified into two business segments: food packaging applications and electronic capacitor applications.

  The following table shows sales, operating income (loss) and other financial information by industry segment. The corporate column includes corporate related items not allocated to industry segments (in thousands):

                                   Food     Capacitor
                                 Packaging Applications Corporate Consolidated
                                 --------- ------------ --------- ------------
December 31, 1998
Sales...........................  $ 4,917    $18,584     $  --      $23,501
                                  -------    -------     ------     -------
Operating income (loss).........  $(2,289)   $   723     $ (304)    $(1,870)
                                  =======    =======     ======     =======
Capital Expenditures............  $   100    $ 1,315     $  754     $ 2,169
Depreciation and Amortization...      314        778        304       1,396
Identifiable assets at December
 31, 1998.......................  $ 4,486    $16,552     $2,912     $23,950
                                  =======    =======     ======     =======
December 31, 1997
Sales...........................  $ 7,180    $ 5,070     $  --      $12,250
                                  -------    -------     ------     -------
Operating income (loss).........  $   331    $  (185)    $ (258)    $  (112)
                                  =======    =======     ======     =======
Capital Expenditures............  $   100    $   524     $  --      $   624
Depreciation and Amortization...      250        450        --          700
Identifiable assets at December
 31, 1997.......................  $ 3,340    $19,460     $1,143     $23,943
                                  =======    =======     ======     =======

                    ADVANCED DEPOSITION TECHNOLOGIES, INC.
                                AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  The Company operated in the United States for all of 1998 and 1997, in Spain since December 19, 1997 and in Malaysia since October 1, 1998. The following table presents information by country based on where the revenues and expenses were generated and where the asset was located:

                                        United
                                        States    Spain  Malaysia Consolidated
                                        -------  ------- -------- ------------
December 31, 1998
Sales.................................. $ 8,242  $15,074  $  185    $23,501
                                        -------  -------  ------    -------
Operating income (loss)................ $(3,305) $ 1,460  $  (25)   $(1,870)
                                        =======  =======  ======    =======
Capital Expenditures................... $   928  $ 1,241  $  --     $ 2,169
Depreciation and Amortization..........   1,038      352       6      1,396
Identifiable assets at December 31,
 1998.................................. $11,749  $11,112  $1,089    $23,950
                                        =======  =======  ======    =======
December 31, 1997
Sales.................................. $11,874  $   376  $  --     $12,250
                                        -------  -------  ------    -------
Operating income (loss)................ $  (144) $    32  $  --     $  (112)
                                        =======  =======  ======    =======
Capital Expenditures................... $   533  $    91  $  --     $   624
Depreciation and Amortization..........     645       55     --         700
Identifiable assets at December 31,
 1997.................................. $14,745  $ 9,198  $  --     $23,943
                                        =======  =======  ======    =======

14. Comprehensive Income

  Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). Upon adoption of this pronouncement foreign currency adjustments of $(19,000) at December 31, 1997 were reclassified to accumulated other comprehensive loss in the accompanying consolidated balance sheets.

  The components of other comprehensive income (loss) are as follows:

                                                   Years ended December 31,
                                                   --------------------------
                                                       1998          1997
                                                   ------------  ------------
Foreign currency translation adjustments.......... $    130,000  $    (19,000)
Unrealized losses on investments in marketable
 securities.......................................      (16,000)          --
                                                   ------------  ------------
                                                   $    114,000  $    (19,000)
                                                   ============  ============

  The components of accumulated other comprehensive income (loss) are as follows:

                                                         December 31,
                                                   --------------------------
                                                       1998          1997
                                                   ------------  ------------
Foreign currency translation adjustments.......... $    111,000  $    (19,000)
Unrealized losses on investments in marketable
 securities.......................................      (16,000)          --
                                                   ------------  ------------
                                                   $     95,000  $    (19,000)
                                                   ============  ============

                    ADVANCED DEPOSITION TECHNOLOGIES, INC.
                                AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


15. Subsequent Events

  In March 1999, the Company reached a purchase Agreement, subject to stockholder approval at the Company's annual meeting, to acquire an additional 16% of the outstanding common stock of ABSA for 598,198 shares of the Company's common stock with the final purchase price to be determined when the Agreement is approved The acquisition will increase the Company's ownership of ABSA to 81%.

  In March 1999, the Company entered into a repayment agreement where the 35% shareholder of ABSA and shareholder and director of the Company will repay the total amount outstanding on the $990,000 note related to the ABSA acquisition due December 19, 1999 on behalf of the Company. Any amount paid by the shareholder will bear interest at the LIBOR rate plus 2% and become due on or before March 1, 2001. If the Company has not paid by January 1, 2001, the shareholder may elect to convert all or part of the outstanding balance into shares of the Company's common stock at a conversion price per share equal to the fair market value of the common stock on the conversion date, subject to a minimum $3.50 per share conversion price. This agreement is subject to the closing of the Purchase Agreement.