Form 10KSB/A
period 1998-12-31
ADVANCED DEPOSITION TECHNOLOGIES INC
filed 1999-04-30
CIK 909963

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                 FORM 10-KSB/A
                                Amendment No. 1

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

  Transitional Small Business Disclosure Format: Yes [_] No [X]

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                    Advanced Deposition Technologies, Inc.

  Part III, Items 9-12 to the Advanced Deposition Technologies, Inc. Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on April 15, 1999 for the fiscal year ended December 31, 1998 is hereby deleted and replaced with Part III, Items 9-12 included in this Amendment No. 1.

                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

  The following table sets forth as to the present directors of the Company and each executive officer of the Company: (i) name, (ii) age, (iii) present positions with the Company.

Name                     Age Position
----                     --- --------
Glenn J. Walters........  44 Chief Executive Officer, Treasurer and Chairman of the Board
Alexander P. Boxall.....  46 President and Director
Joseph Keller...........  58 Controller
Richard Rollins.........  62 Vice President, Corporate Manufacturing
Richard W. Cowen........  47 Vice President, Microwave Sales and Marketing
John J. Moroney.........  45 Director
Charles R. Buffler......  65 Director
Robert M. Pozzo.........  72 Director

  Glenn J. Walters, Chief Executive Officer, Treasurer and Chairman of the Board. Mr. Walters co-founded the Company in 1983 and has served as its Treasurer and a Director since the Company's incorporation in 1985, and as its Chief Executive Officer since March 1996. Mr. Walters served as the Company's President from 1985 to April 1999. From July 1991 to the present, Mr. Walters has served on the Board of Governors of the International Microwave Power Institute, a non-profit trade association, and as President of the Microwave Food Technology and Applications section of this association. In addition, Mr. Walters is also a member of the Board of the Society of Vacuum Coaters, Svc. Mr. Walters has been the primary inventor of all of the Company's technology.

  Alexander P. Boxall, President and Director. Mr. Boxall has served as a Director of the Company since December 1997 and as President of the Company since April 1, 1999. Mr. Boxall also currently serves as Managing Director of DNA-ADTECH, the Company's majority-owned subsidiary, a position he has held since December 1997. Prior to that, Mr. Boxall was a co-principal and co-managing director of DNA-ADTECH (formerly known as Alexander Boxall, S.A.) from 1979 to December 1997. Mr. Boxall is also co-principal and director of several capacitor distribution companies in Europe.

  Joseph Keller, Controller. Mr. Keller has served as Controller of the Company since January 1999. Prior to that he was the Controller and Chief Financial Officer of the MicroSpring Company, a medical products manufacturer of coronary devices and springs from January 1996 to January 1999. From November 1994 to August 1995, Mr. Keller served as Controller of Radionics, Inc., a neurological device and software company. Prior to that, Mr. Keller held similar positions with Mentor O & 0, Inc., a manufacturer of diagnostic and surgical equipment and instruments from March 1985 to August 1994.

  Richard Rollins, Vice President, Corporate Manufacturing. Mr. Rollins has served as Vice President, Corporate Manufacturing of the Company since October 1998. Prior to that he served as Vice President of Operations of DNA-ADTECH from February 1998 to October 1998. Mr. Rollins also served as Vice President-Engineering at Aerovox-Mexico, a manufacturer of capacitors, from November 1995 to January 1998 and as President of High Energy Corporation, a manufacturer of capacitors from 1991 to October 1995.

  Richard W. Cowen, Vice President, Microwave Sales and Marketing. Mr. Cowen has served as Vice President, Microwave Sales and Marketing of the Company since March 1997. Prior to that he served as a Marketing Manager for the Company's microwave products from February 1995 through February 1997 and as a Product Manager for the Company from February 1994 through January 1995.

  John J. Moroney, Director. Mr. Moroney has served as a Director of the Company since May 1995. He also served as Chief Operating Officer of the Company from April 1997 to October 1998. Since October 1998, Mr. Moroney has served as Vice President of Sales (East) at Digital Market, Inc., a interface software manufacturer. From 1992 to February 1997, Mr. Moroney served as Director of New England Operations of Fourth Shift, Inc., a publicly traded supplier of manufacturing and accounting software.

  Charles R. Buffler, Director. Dr. Buffler has served as a Director of the Company since October 1993. From 1993 to the present, Dr. Buffler has served as the Vice President of the Microwave Research Center, a privately held company which specializes in microwave consulting, design and engineering.

  Robert M. Pozzo, Director. Mr. Pozzo has served as a Director of the Company since 1986. He is currently retired. From 1985 to 1991, Mr. Pozzo served as a venture advisor to Zero Stage Capital Corp., a venture capital company.

Compliance with Section 16(a) of the Exchange Act

  Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and Directors, and persons who beneficially own more than ten percent (10%) of the Common Stock, to file initial reports of beneficial ownership on Form 3 and reports of changes in beneficial ownership on Forms 4 and 5 with the Securities and Exchange Commission (the "SEC") and any national securities exchange on which the Company's securities are registered. Executive officers, Directors and greater than ten percent (10%) beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

  Based solely on a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and Directors, the Company believes that all Section 16(a) filing requirements applicable to its executive officers, Directors and greater than ten percent (10%) beneficial owners were complied with for the year ended December 31, 1998, with the exception of the following: Glenn J. Walters failed to file a timely Form 4 to report the purchase of the following: (i) 3,000 shares of Common Stock of the Company on July 1, 1998, (ii) 3,000 shares of Common Stock of the Company on July 2, 1998, (iii) 1,000 shares of Common Stock of the Company on July 6, 1998, and (iv) 2,000 shares of Common Stock of the Company on July 31, 1998; however Mr. Walters has subsequently reported these transactions on a Form 4 filed in September 1998.


Item 10. Executive Compensation

Compensation of Executive Officers

  The following table sets forth the compensation paid to Mr. Glenn Walters, the Company's Chief Executive Officer, Treasurer and Chairman of the Board and the other executive officers of the Company who earned more than $100,000 in salary and bonus in 1998 (together with Mr. Walters, the "Named Executive Officers"), with respect to services rendered to the Company during the years ended December 31, 1998, December 31, 1997 and December 31, 1996.

                          SUMMARY COMPENSATION TABLE

                                     Annual           Long Term
                                  Compensation     Compensation(1)
                                  -------------    ---------------
                                                     Securities
                                                      Underlying    All Other
Name and Principal Position       Year  Salary        Options(#)   Compensation
---------------------------       ---- --------    --------------- ------------
Glenn J. Walters, Chief
 Executive Officer,.............  1998 $131,538              0       $29,271(2)
Treasurer and Chairman of the
 Board..........................  1997  141,286        100,000        30,545(3)
                                  1996  138,289(4)                    25,527(5)
Richard Rollins, Vice President,
 Corporate Manufacturing(6).....  1998  120,577              0             0
John J. Moroney, Chief Operating
 Officer(7).....................  1998  101,154              0         9,205(8)

--------
(1) The Company did not grant any restricted stock awards or stock appreciation rights or make any long-term incentive plan payouts during fiscal years 1996, 1997 or 1998.
(2) Consists of premiums paid by the Company for life insurance for 1998 for Mr. Walters in the amount of $5,966. This amount also consists of a benefit allowance in the amount of $23,305. Mr. Walters had the right to purchase benefits with the foregoing allowance in his discretion.

(3) Consists of premiums paid by the Company for life insurance for 1997 for Mr. Walters in the amount of $3,964. This amount also consists of a benefit allowance in the amount of $26,581. Mr. Walters had the right to purchase benefits with the foregoing allowance in his discretion.
(4) Approximately $20,000 of Mr. Walters salary was deferred for the fiscal year 1996. Although earned in 1996, Mr. Walters received such payment in 1997.
(5) Consists of premiums paid by the Company for life insurance for 1996 for Mr. Walters in the amount of $4,971. This amount also consists of a benefit allowance in the amount of $20,556. Mr. Walters had the right to purchase benefits with the foregoing allowance in his discretion.
(6) Mr. Rollins was appointed as Vice President, Corporate Manufacturing in October 1998.
(7) Mr. Moroney resigned as the Company's Chief Operating Officer in October 1998. He did not earn more than $100,000 in any prior year.
(8) Consists of a benefit allowance in the amount of $9,205. Mr. Moroney had the right to purchase benefits with the foregoing allowance in his discretion.

                       OPTION GRANTS IN LAST FISCAL YEAR
                              (Individual Grants)

  No stock options were granted during the fiscal year 1998 to the Named Executive Officers.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL-YEAR-END OPTION VALUES

  The following table summarizes for the Named Executive Officers unexercised stock options held at December 31, 1998. The value of unexercised in-the-money options at the fiscal year end is the difference between the exercise price and the fair market value of the underlying stock on December 31, 1998 the last business day of the fiscal year. The closing price of the Company's Common Stock as reported by the Nasdaq Stock Market on such date was $1.34 The Named Executive Officers did not exercise any stock options during the year ended December 31, 1998.

                                                                    Value of
                                                                   Unexercised
                                                   Number of      In-The-Money
                                                  Unexercised      Options at
                                                   Options at      Fiscal Year
                                                Fiscal Year End       End(1)
                                                ---------------- ---------------
Name                                            Vested  Unvested Vested Unvested
----                                            ------- -------- ------ --------
Glenn J. Walters............................... 100,000       0   $  0    $  0
Richard Rollins................................       0       0    N/A     N/A
John J. Moroney................................  26,500  50,000      0       0

--------
(1) These values have not been and may never be realized. Actual gains, if any, on exercise will depend on the value of the Common Stock on the date of sale of any shares acquired upon exercise of the option. The Named Executive Officers do not hold any stock options, exercisable or unexercisable, at exercise prices below the fair market value of the Common Stock on December 31, 1998 as reported by the Nasdaq Stock Market. Such options are not "in the money" and their value is, therefore, zero.

Compensation of Directors

  The Company pays each non-employee Director $500 per year and $200 for each meeting of the Board of Directors that he attends. Non-employee directors are also awarded formula options under the Company's 1994 Formula Stock Option Plan (the "1994 Plan"). Under the 1994 Plan, each non-employee Director, upon first being elected or appointed to the Board of Directors, receives an option to purchase 1,500 shares of the Company's Common Stock. The 1994 Plan also provides for an annual grant of an option to purchase 1,000 shares of the Company's Common Stock to each continuing non-employee Director following each annual meeting of stockholders, provided that the Director has attended, during the Company's fiscal year immediately preceding the grant, at least 75% of the meetings of the Board of Directors and the Committees on which the Director has served. All automatic option grants to non-employee Directors have a term of ten years, an exercise price equal to the fair market value of the Company's Common Stock on the date of grant, and fully vest one year from the date of grant, subject to the Director's continued service as a Director on such date.

Employment Contracts, Termination of Employment and Change in Control
Arrangements

  Effective as of July 1, 1993, the Company entered into an employment and non-competition agreement (the "Employment Agreement") with Mr. Glenn Walters, the initial term of which expired on December 31, 1996. Mr. Glenn Walters serves as the principal executive officer of the Company. The Employment Agreement was renewed in accordance with its terms for an additional one-year term that expires on December 31, 1999. The Employment Agreement provides for an initial base salary of no less than $125,000 per annum plus annual base salary increases and such other bonuses as may be determined by the Company's Board of Directors as well as benefits offered to the Company's employees generally. The Employment Agreement also provides that Mr. Walters' base salary shall not be less than 10% of his base salary in the prior year. Mr. Glenn Walters is also entitled to the use of a Company-leased car and severance benefits equal to 200% of his base salary, payable in a lump sum if
(i) the Company or a substantial portion of the Company is acquired without the Board of Directors' approval, (ii) his employment is terminated without cause, (iii) his base salary is reduced without his consent, (iv) there is a substantial change in his position or authority within the Company without his consent, (v) there is a change in his principal place of employment from the greater Boston, Massachusetts area without his consent, or (vi) the Employment Agreement is not renewed without his consent.

  The Employment Agreement provides for a renewal for successive one-year periods after the expiration of the initial term and contains a provision prohibiting Mr. Walters from competing with the Company, absent the Company's prior written approval, for a two-year period following the termination of his employment.

  In February 1999, the Company's Board of Directors approved an incentive plan for a term of one year for Mr. Walters providing for the payment to Mr. Walters of (i) a five percent commission on all new sales of microwave bags and laminated products and (ii) a fifteen percent commission on all new cash license fees, including any royalties paid during the term of the incentive plan. The incentive plan provides that the total commissions paid to Mr. Walters shall not exceed $150,000.

Item 11. Security Ownership of Certain Beneficial Owners and Management

  The following table sets forth certain information as of April 1, 1999 concerning the ownership of Common Stock by (i) each stockholder who is known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each Named Executive Officer (as defined in Item 10 herein), Director and Director Nominee, and (iii) all Directors and executive officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.


                                                        Number of
                                                          Shares    Percentage
                                                       Beneficially     of
Name and Address(1)                                       Owned      Class(2)
-------------------                                    ------------ ----------
Glenn J. Walters(3)...................................    751,893      17.1%
Alexander Boxall(4)...................................    325,150       7.6
John J. Moroney(5)....................................     51,500       1.2
Charles R. Buffler(6).................................      4,500         *
Robert M. Pozzo(7)....................................    107,558       2.5
Gordon E. Walters(8)..................................    223,647       5.1
37 Fort Hill Lane
Duxbury, MA 02322
All Directors and executive officers as a group (8
 persons) (9).........................................  1,261,601      28.1

--------
  * Represents beneficial ownership of less than 1% of the Company's outstanding shares of Common Stock.

(1) The address for these individuals, other than Mr. Gordon E. Walters, is c/o Advanced Deposition Technologies, Inc., 580 Myles Standish Boulevard, Myles Standish Industrial Park, Taunton, Massachusetts 02780.
(2) The number of shares of Common Stock issued and outstanding on April 1, 1999 was 4,296,529 shares. The calculation of percentage ownership for each listed beneficial owner is based upon the number of shares of Common Stock issued and outstanding on April 1, 1999, plus shares of Common Stock subject to options held by such persons on April 1, 1999 and exercisable within 60 days thereafter. Shares of Common Stock that a person has the right to acquire within 60 days of April 1, 1999, pursuant to the exercise of options are deemed to be outstanding for the purpose of computing the percentage ownership of such person, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.
(3) Consists of 497,393 shares owned directly by Mr. Walters, 100,000 shares subject to currently exercisable options, 94,500 shares owned directly by Mr. Walter's wife and 60,000 shares owned by the Walter's Family Children's Trust for the benefit of Mr. Walter's minor children, of which Mr. Walters is a co-trustee with his wife. Mr. Walters disclaims beneficial ownership of the 60,000 shares held by the Walter's Family Children's Trust and the 94,500 shares owned directly by his wife.
(4) Consists of 280,000 shares of Common Stock held by Mr. Boxall and 45,150 shares of Common Stock held by DNA Export, S.A., an entity owned and controlled by Mr. Boxall. In addition, this amount excludes the 598,198 shares of Common Stock to be purchased by DNA Export, S.A in connection with the Exchange Agreement. See "Certain Relationships and Related Transactions."
(5) Consists of 51,500 shares of Common Stock subject to currently exercisable options.
(6) Consists of 4,500 shares of Common Stock subject to currently exercisable options.
(7) Includes 19,000 shares of Common Stock subject to currently exercisable options.
(8) Consists of 60,000 shares of Common Stock subject to currently exercisable options owned directly by Mr. Walters, and 163,647 shares of Common Stock owned jointly by Mr. Walters and his wife. This information is based solely upon a Schedule 13G filed with the Securities and Exchange Commission on February 11, 1999.
(9) Includes 1,000 shares of Common Stock held by Richard W. Cowen, Vice President of Microwave Sales and Marketing and 20,000 shares of Common Stock subject to a currently exercisable option held by Mr. Cowen. See also footnotes 3 through 7 above.

Item 12. Certain Relationships and Related Transactions

  In December 1997, the Company purchased (the "ABSA Acquisition") 65% of the capital stock of Alexander Boxall, S.A. ("ABSA"), a corporation organized under the laws of Spain. ABSA manufactures and distributes AC capacitor components for lighting and motors. The Company purchased 50% of the capital stock of ABSA from Pedro Nunez-Barranco Guembe and the remaining 15% from Alexander Peter Boxall. In connection with this transaction, the Company issued 280,000 shares of its Common Stock to Mr. Boxall in exchange for his 15% interest in ABSA. Upon the closing of the ABSA Acquisition, Mr. Boxall became a director of the Company in December 1997 and President of the Company in April 1999. ABSA was subsequently renamed DNA-ADTECH.

  In March 1999, the Company entered into an agreement with DNA Export, S.A., a corporation organized under the laws of Spain, to purchase certain shares of capital stock of DNA-ADTECH held by DNA Export, S.A. (the "Exchange Agreement"). This transaction brings the Company's total equity ownership in DNA-ADTECH to 81%. As consideration for the additional equity position in DNA-ADTECH, the Company will issue 598,198 shares of Common Stock. After this transaction, Mr. Boxall and affiliated entities will own a total of 923,348 shares, or approximately 19% of the Company's Common Stock and will continue to own 19% of DNA-ADTECH. The Exchange Agreement is subject to stockholder approval. The Company intends to submit the Exchnage Agreement for such approval at the Company's 1999 Annual Meeting of Stockholders. Mr. Boxall owns and controls DNA Export, S.A.

  In addition, Alexander Boxall has agreed that in the event that the Company is unable to pay the amounts outstanding under a promissory note issued to Pedro Nunez Barranco Guembe in connection with the acquisition of his shares of DNA-ADTECH on or before maturity without compromising the Company's plan for growth, Alexander Boxall will pay off the entire balance and will give the Company an additional period of one year to repay the balance. Mr. Boxall will have the right at any time after January 1, 2001 through March 1, 2001, to convert all or part of the outstanding balance into shares of Common Stock at a purchase price per share equal to the average sales price of the Common Stock for the month of December 2000, subject to a $3.50 per share minimum. If Mr. Boxall does not elect to convert the outstanding balance, the Company may elect after January 31, 2001 to redeem such amount for shares of Common Stock at a redemption price equal to the average sales price of the Common Stock for the twenty business days preceding the date of redemption.

                                   SIGNATURES

  In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Advanced Deposition Technologies, Inc.

                                                 /s/ Glenn J. Walters
                                        By______________________________________
                                                    Glenn J. Walters
                                         Chief Executive Officer and Treasurer

Date: April 30, 1999