Form 10QSB
period 1999-03-31
ADVANCED DEPOSITION TECHNOLOGIES INC
filed 1999-05-17
CIK 909963

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   FORM 10-QSB





                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934




                  For the quarterly period ended March 31, 1999
                  ---------------------------------------------
                         Commission file number 1-12230

      [ ] Transition report under section 13 or 15(d) of the Exchange Act.

                     ADVANCED DEPOSITION TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



             Delaware                                   04-2865714
--------------------------------------------------------------------------------
 (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                    Identification No.)



        580 Myles Standish Industrial Park, Taunton, Massachusetts 02780
--------------------------------------------------------------------------------
                    (Address of principal executive offices)



                                 (508) 823-0707
--------------------------------------------------------------------------------
                           (Issuer's telephone number)



         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                             YES [X]     NO [ ]

         As of May 11, 1999, there were 4,278,919 shares of Common Stock, $0.01 par value, of the issuer outstanding.

                     ADVANCED DEPOSITION TECHNOLOGIES, INC.

                                      INDEX


PART I. FINANCIAL INFORMATION                                        PAGE NUMBER

         Item 1. Financial Statements

                 Condensed and Consolidated Balance Sheets (unaudited):
                 March 31, 1999 and December 31, 1998                      1-2

                 Condensed and Consolidated Statements of Operations (unaudited): for the Three Months ended March 31, 1999
                  and March 31, 1998                                         3

                 Condensed and Consolidated Statements of Cash Flows (unaudited): for the Three Months ended March 31, 1999
                  and March 31, 1998                                         4

                 Notes to Condensed and Consolidated Financial
                 Statements                                                5-8

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                      9-15

PART II. OTHER INFORMATION

         Item 6. Exhibits and Reports filed on Form 8-K                     16

                     ADVANCED DEPOSITION TECHNOLOGIES, INC.

              CONDENSED AND CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                 (in thousands)

                                     ASSETS

                                                                       March 31,  December 31,
                                                                         1999         1998
                                                                       -------      -------
CURRENT ASSETS
     Cash and cash equivalents                                         $   285      $   411
     Investment in marketable securities                                    27           43
     Accounts receivable, net of reserve for doubtful accounts of
         $452,000 and $460,000 at March 31, 1999 and
         December 31, 1998, respectively                                 7,543        5,868
     Inventories                                                         4,155        4,252
     Prepaid expenses and other current assets                             472          274
                                                                       -------      -------

              Total current assets                                      12,482       10,848
                                                                       -------      -------

PROPERTY AND EQUIPMENT, net of accumulated depreciation                  7,582        7,676

OTHER ASSETS, net of accumulated amortization                            4,782        5,426
                                                                       -------      -------

               Total assets                                            $24,846      $23,950
                                                                       =======      =======


The Condensed and Consolidated Balance Sheet at December 31, 1998, has been derived from the audited financial statements of the Company at that date.

          See Notes to Condensed and Consolidated Financial Statements

                     ADVANCED DEPOSITION TECHNOLOGIES, INC.

              CONDENSED AND CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                      (in thousands, except share amounts)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                      March 31,    December 31,
                                                                        1999           1998
                                                                      --------       --------

CURRENT LIABILITIES
     Due to financing institutions                                    $  3,817       $  3,589
     Accounts payable                                                    5,014          4,347
     Accrued expenses                                                      762            643
     Current maturities of long-term obligations                         1,764          1,764
                                                                      --------       --------

               Total current liabilities                                11,357         10,343
                                                                      --------       --------


LONG-TERM OBLIGATIONS
     Revolving line of credit                                            1,336          1,136
     Long-term obligations, net of current maturities                    3,715          4,010
                                                                      --------       --------

               Total liabilities                                        16,408         15,489
                                                                      --------       --------

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                             1,047          1,078
                                                                      --------       --------


STOCKHOLDERS' EQUITY;
     Preferred stock, $0.01 par value
          1,000,000 shares authorized, none issued                        --             --
     Common stock, $0.01 par value,
          10,000,000 shares authorized, 4,296,560 shares issued,
          4,254,950 and 4,253,950 shares outstanding at
          March 31, 1999 and December 31, 1998, respectively                43             43
     Additional paid-in capital                                         11,275         11,177
     Accumulated deficit                                                (3,811)        (3,848)
     Accumulated other comprehensive income (loss)                         (17)            95
                                                                      --------       --------

                                                                         7,490          7,467
     Less treasury stock, 41,610 and 32,610 shares at cost at
          March 31, 1999 and December 31, 1998, respectively               (99)           (84)
                                                                      --------       --------

               Total stockholders' equity                                7,391          7,383
                                                                      --------       --------

               Total liabilities and stockholders' equity             $ 24,846       $ 23,950
                                                                      ========       ========


The Condensed and Consolidated Balance Sheet at December 31, 1998, has been derived from the audited financial statements of the Company at that date.

          See Notes to Condensed and Consolidated Financial Statements

                     ADVANCED DEPOSITION TECHNOLOGIES, INC.

         CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

               (in thousands, except share and per share amounts)



                                                          Three Months ended
                                                                March 31,
                                                         1999              1998
                                                     -----------       -----------

REVENUES:
     Product sales                                   $     6,138       $     5,954
     Royalties, license fees and other                       106              --
                                                     -----------       -----------
                                                           6,244             5,954

COST OF REVENUES                                           4,781             4,788
                                                     -----------       -----------

     Gross Profit                                          1,463             1,166

SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES                                 917               974

RESEARCH AND DEVELOPMENT EXPENSES                             75                79

AMORTIZATION EXPENSE                                          54                72
                                                     -----------       -----------

          Operating income (loss)                            417                41

INTEREST EXPENSE, NET OF
      INTEREST INCOME                                       (222)             (179)

OTHER INCOME (EXPENSE)                                      (146)              (54)
                                                     -----------       -----------

          Income (loss) before income taxes and
               minority Interest                              49              (192)

INCOME TAXES                                                  13              --

MINORITY INTEREST IN NET INCOME OF
     CONSOLIDATED SUBSIDIARY                                  (1)             --
                                                     -----------       -----------

          Net income (loss)                          $        37       $      (192)
                                                     ===========       ===========


BASIC AND FULLY DILUTED NET INCOME (LOSS) PER
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING           $      0.01       $     (0.04)
                                                     ===========       ===========


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING             4,249,483         4,268,852
                                                     ===========       ===========



          See Notes to Condensed and Consolidated Financial Statements

                     ADVANCED DEPOSITION TECHNOLOGIES, INC.

         CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                 (in thousands)

                                                              Three months ended March  31,
                                                                     1999        1998
                                                                     -----       -----


CASH FLOWS FROM OPERATING ACTIVITIES:

          Net gain (loss)                                            $  37       $(192)


          Other cash provided by (used in) operating activities       (882)       (300)
                                                                     -----       -----
          Net cash provided by (used in) operating activities        $(845)      $(492)
                                                                     -----       -----


CASH FLOWS FROM INVESTING ACTIVITIES

     Purchases of property and equipment                              (234)       (474)
     Decrease (increase) in investment in marketable securities         16          (2)
     (Increase) decrease in other assets                               627         334
                                                                     -----       -----

          Net cash used in investing activities                        409        (142)
                                                                     -----       -----


CASH FLOWS FROM FINANCING ACTIVITIES

     Net (repayment) borrowings under revolving line of credit         402         694
     Net repayments to financial institutions                          195        (305)
     Repayment of long term obligations                               (273)       (139)
     Purchase of treasury stock                                        (16)       --
     Exercise of stock options                                          20          11
                                                                     -----       -----

          Net cash provided by financing activities                    328         261
                                                                     -----       -----

          Net effect of exchange rates on cash and
              cash equivalents                                         (18)        (12)
                                                                     -----       -----


NET DECREASE IN CASH                                                  (126)       (385)

CASH AND CASH EQUIVALENTS, beginning of period                         411         919
                                                                     -----       -----

CASH AND CASH EQUIVALENTS, end of period                             $ 285       $ 534
                                                                     =====       =====


          See Notes to Condensed and Consolidated Financial Statements

                     ADVANCED DEPOSITION TECHNOLOGIES, INC.

      NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 March 31, 1999

1.)      General

         The accompanying unaudited condensed and consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Reference should be made to the financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998, which was filed with the Securities and Exchange Commission on April 15, 1999.

         In the opinion of the management of the Company, the accompanying financial statements reflect all adjustments that were of a normal recurring nature necessary for a fair presentation of the Company's results of operations and changes in financial position for the three months ended March 31, 1999 and March 31, 1998. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

         c.       Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                          March 31,        December 31,
                                            1999              1998
                                           ------            ------
Raw materials                              $2,437            $2,760
Work in process                               558               303
Finished goods                              1,876             1,905
                                           ------            ------
                                            4,871             4,968
Less: Reserves for obsolescence               716               716
                                           ------            ------
          Total                            $4,155            $4,252
                                           ======            ======

         d.       Net Income (Loss) Per Common Share

         Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). The new accounting standard established standards for computing and presenting earnings per share.

         e.       Reclassifications

         Certain balances in the 1998 financial statements have been reclassified to conform to the 1999 presentation.

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

         Total accumulated comprehensive income (unaudited) is as follows (in thousands):

                                                 Three Months ended
                                                      March 31,
                                                 1999          1998
                                                 ----          ----
Foreign currency translation adjustments         $ (1)         $(12)
Unrealized losses on investments in
  marketable securities                           (16)          --
                                                 ----          ----
Accumulated Comprehensive Income                 $(17)         $(12)
                                                 ====          ====


         g.       Industry and geographic segments

         The Company's operations are classified into two business segments: food packaging applications and electronic capacitor operations.

         The following table shows sales, operating income (loss) and other unaudited financial information by industry segment as of and for the three months ended March 31, 1999 (in thousands):

INDUSTRY SEGMENTS                                      Food         Capacitor
-----------------                                 Packaging      Applications                           Consolidated
                                           --------------------------------------------------------------------------
March 31, 1999

Sales                                               $ 1,433           $ 4,811                               $  6,244
                                           --------------------------------------------------------------------------

Operating income (loss) before corporate
expenses, interest and taxes                         $  229            $  188                                    417
                                           -------------------------------------------------        -----------------

Corporate expenses                                                                                              (146)
Interest                                                                                                        (222)
                                                                                                    -----------------

                                                                                                            $     49
Income before taxes
                                           ==================================================       =================

Identifiable assets at March 31, 1999              $  3,468          $ 20,208                               $ 23,676
Corporate assets                                                                                               1,170
                                                                                                    -----------------


Total assets at March 31, 1999                                                                              $ 24,846
                                           ==================================================       =================




         Geographic information for the following table shows sales, operating income (loss) and other financial information by industry segment as of and for the three months ended March 31, 1999 (in thousands):

GEOGRAPHIC SEGMENTS
-------------------                           United States             Spain           Malaysia         Consolidated
                                           --------------------------------------------------------------------------
March 31, 1999

Sales                                             $   2,331          $  3,706        $ 207                  $   6,244
                                           --------------------------------------------------------------------------

Operating income (loss) before corporate
expenses, interest and taxes                      $     (26)         $    466        $ (23)                       417
                                           --------------------------------------------------------------------------

Corporate expenses                                                                                               (146)
Interest                                                                                                         (222)
                                                                                                     -----------------

                                                                                                            $      49
Income before taxes
                                           -------------------------------------------------        -----------------

Identifiable assets at March 31, 1999             $  12,666          $ 11,534        $ 646                  $  24,846
                                           =================================================        =================


3.)      Cash and Cash Equivalents

         The Company considers all investments purchased with original maturities of less than three months to be cash equivalents. Cash and cash equivalents consist of the following (in thousands):


                          March 31,     December 31,
                            1999            1998
                       -------------    ------------
Cash                     $    285        $    411

4.)      Investment in Marketable Securities

         The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Investments" ("SFAS 115"), effective January 1, 1994. As of March 31, 1999 and December 31, 1998, investments in marketable securities that are classified as available-for-sale and are recorded at fair value, consisted of the following (in thousands):



                                March 31,     December 31,
                                  1999            1998
                             -------------    ------------

Marketable Securities          $    27          $    43

5.)      Common Stock Purchase Warrants

         The Company's Class B Redeemable Common Stock Purchase Warrants (the "IPO Warrants") expired on July 31, 1998.


6.)      Acquisitions

         In December 1997, the Company purchased 65% of the capital stock of DNA-ADTECH S.A. (formerly Alexander Boxall, S.A.) ("DNA"). The Company purchased 50% of the capital stock of DNA from Pedro Nunez-Barranco Guembe and the remaining 15% from Alexander Peter Boxall. The remaining 35% of DNA stock is owned by Mr. Boxall. As part of the purchase price for his shares, Mr. Nunez-Barrance Guembe received a $990,000 note from the Company that is payable in December 1999. If the Company fails to pay Mr. Nunez-Barranco Guembe in 1999, Mr. Nunez-Barranco Guembe has the option to receive (i) the return of his 50% interest in DNA, provided he returns $2,800,000 in cash to the Company, less
(ii) liquidated damages of $340,000. Upon the closing of the DNA Acquisition, Mr. Boxall became a director of the Company and Managing Director of DNA. For further pertinent information see section "Recent Developments".

         Effective October 1, 1998, the Company, through DNA, acquired 80% of the outstanding common stock of Kidamai SDN, a capacitor assembler and distributor located in Kuala Lumpur, Malaysia, for approximately $370,000 in the form of the cancellation of amounts due DNA for product sales. During 1998 the name of Kidamai SDN was changed to DNA-AD TECH (Asia) Sdn Bhd ("DNA (Asia)").

         During the first quarter, the Company established a joint venture with Trykko Pack of Denmark and currently owns 82% equity position in a newly formed company called MICROTECH A/S of Denmark. MICROTECH A/S will be managed by Steen Pedersen, managing director of Trykko Pack. MICROTECH A/S has one employee and a salesman located in England. The purpose of the company will be to: (1) manage a technology licensing program for Europe of the Company's patented Safety Susceptor product, (2) educate the European market on the Company's microwave film products, (3) work with our licensees in Europe and (4) establish Safety Susceptor as a European standard.

ITEM 2:  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------

General

         Advanced Deposition Technologies, Inc. (the "Company" or "A. D. TECH"), is a technology leader in developing and manufacturing high-resolution, patterned, vacuum-metalized coatings for a variety of energy management applications for use in industrial, commercial and consumer products. Included among these are product offerings for electronic capacitors, microwave and standard food packaging, security holograms, retroreflective films, barrier packaging, electronic article surveillance (EAS) and electric static discharge
(ESD). In December, 1997, the Company acquired 65% of the common stock of Alexander Boxall, S.A. of Madrid, Spain ("ABSA"), a manufacturer of electronic capacitors used for lighting and motor run applications. ABSA was renamed DNA-AD TECH S.A. ("DNA"). On October 1, 1998, the Company, through DNA, acquired 80% of the outstanding common stock of Kidamai, SDN of Kuala Lumpur, Malaysia ("DNA
(Asia)"). DNA (Asia) is a capacitor assembler and distributor. During first quarter, the Company established a joint venture with Trykko Pack of Denmark and currently owns 82% equity position in newly formed company called MICROTECH A/S of Denmark.

         The Company's revenue to date has been primarily from sales to the capacitor and microwave packaging markets.

Recent Developments

     On March 23, 1999, the Company entered into an agreement to purchase an additional 16% of the equity of DNA of Madrid, Spain (the "Purchase Agreement"), bringing the Company's total equity ownership to 81%. The purchase price was based upon a similar valuation used in December 1997 when the Company purchased 65% of ABSA. The Company will pay for this additional 16% equity position by issuing 598,198 shares of Common Stock. This transaction is subject to the approval of the Company's stockholders and will be submitted for approval at the Company's annual meeting.

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

         The Company has received a notice of patent allowance from the United States Patent office for its "High Energy Density Films and Capacitors Thereof" and has received a favorable response to its European patent application for the same. We continue to anticipate UL approvals for these new films and capacitor before the end of 1999. We expect installation of new production capacity in the third quarter. This will support demand for the Company's standard capacitor films, microwave films and new HED films. The Company has also established a filter division in Madrid, Spain. A new patent application for a microwave vented package was applied for and these products are now being sold in Europe.

Results of Operations
---------------------

Three months ended March 31, 1999 compared to Three months ended March 31, 1998

         Revenues. Revenues increased to $6,244,000 for the three months ended March 31, 1999, as compared to $5,954,000 for the three months ended March 31, 1998, an increase of 4.87%. The increase was primarily due to stronger film sales in the United States, consolidation of revenues from the Malaysia subsidiary that took place in the fourth quarter of 1998 and initial sales from MICROTECH A/S in Denmark. Sales of microwave browning and crisping bags were $11,000 in the first quarter of 1998 and were not major in this comparison.

         Cost of Revenues. Cost of revenues decreased slightly to $4,781,000 (77.9% of product sales) for the three months ended March 31, 1999, compared to $4,788,000 (80.4% of product sales) for the three months ended March 31, 1998. Higher costs associated with the increase in revenue were more than offset by reduced manufacturing expenses and reductions in raw material costs.

         Gross Profit. Gross profit increased to $1,463,000 (23.8% of product sales) for the three months ended March 31, 1999, compared to $1,166,000 (19.6% of product sales) for the three months ended March 31, 1998. The increase in gross profit was due to reduced production costs, initial technology licensing fees from our MICROTECH A/S acquisition, and contribution from our Malaysia operation.

         Selling, General and Administrative. Selling, general and administrative expenses decreased to $917,000 (14.9% of product sales) for the three months ended March 31, 1999, compared to $974,000 (16.4% of product sales) for the three months ended March 31, 1998. Staffing and related expense reductions made in the last half of 1998 in U.S. operations were factors to the lower expenses noted.

         Research and Development. Research and development expenses decreased modestly to $75,000 for the three months ended March 31, 1999, compared to $79,000 for the three months ended March 31, 1998.

         Amortization. Amortization expenses decreased to $54,000 during the three months ended March 31, 1999, compared to $72,000 for the three months ended March 31, 1998. The change was primarily due to the impairment of the license with Fort James in the fourth quarter of 1998; this resulted in the elimination of amortization in the first quarter of 1999 for that long-lived asset.

         Operating Income (Loss). The Company generated operating income of $49,000 for the three months ended March 31, 1999, compared to operating loss of $192,000 for the three months ended March 31, 1998. The increase in operating income was the result of stronger sales, elimination of amortization expense associated with the Fort James license and general reductions in spending.

         Net Interest Expense. Net interest expense increased to $222,000 for the three months ended March 31, 1999, compared to $179,000 for the three months ended March 31, 1998. The increase was due to increases in debt balances due to financial institutions.

         Other Income (Expense). Other expense totaled $146,000 during the three months ended March 31, 1999, compared to other expense of $54,000 for the three months ended March 31, 1998.

         Income Taxes. Income taxes increased to $13,000 for the three months ended March 31, 1999, compared to an insignificant amount for the three months ended March 31, 1998. Income tax expense was attributable to the profits generated by DNA.

         Minority Interest. Minority interest was $1,000 unfavorable for the quarter ending March 31, 1999. There was no reported minority interest for the first quarter of 1998.

         Net Income (Loss). The Company generated net income of $37,000 during the three months ended March 31, 1999, as compared to net loss of $192,000 for the three months ended March 31, 1998 as a result of the factors discussed above.


Liquidity and Capital Resources
-------------------------------

         The Company had working capital of approximately $1,125,000 at March 31, 1999, compared to working capital of $505,000 at December 31, 1998. The increase in working capital primarily reflects stronger sales.

         Cash used in operating activities of $845,000 for the three months ended March 31, 1999, compared to cash used of $492,000 during the three months ended March 31, 1998. Cash used in operations activities for the three months ended March 31, 1999 resulted primarily from increases in accounts receivable, partially offset by non-cash charges to income and increases in accounts payable.

         The Company used $234,000 in cash for investing activities during the three month period ended March 31, 1999, primarily to purchase property and equipment to add manufacturing capacity and to increase the efficiency of existing equipment at DNA. At present, the Company has purchase commitments approximating $975,000 for a new metallizer scheduled to be delivered in the second quarter of 1999 for the United States operation. The Company expects to finance this equipment purchase primarily through the M&E Loan described below.

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

         The Company uses the Line of Credit for working capital. Borrowings under the Line of Credit bear interest at a rate per annum equal to the bank's prime lending rate plus 1%. The Line of Credit was unchanged from the period ending December 31, 1998 at $1,335,704. The Term Loans are being repaid in monthly payments of $62,500, commencing January 1999 with a balloon payment of $1,875,000 in July 2001. Through March 31, 1999, the Company has paid down $187,500 of the Term Loans. Interest is payable monthly at the bank's prime rate plus 1.25%.

         On September 24, 1998, the Company closed on a line of credit with its principal lender for the purchase of machinery and equipment (the "M&E Loan"). The M&E Loan allows the Company to borrow up to $2,000,000 for the purchase of machinery and equipment. Interest is payable monthly at the bank's prime rate plus 1.25%. The M&E Loan is to be repaid over 60 equal monthly installments commencing on October 1999. The Company had drawn down $480,000 of the M&E Loan as of March 31, 1999. This equipment has met initial testing requirements and is anticipated to ship at the end of June, 1999 to begin production in August, 1999.

         Following the reporting of the first quarter, the Company will be meeting with the primary lending institution to redefine the financial covenants pertaining to fixed loan agreements and the revolving line of credit agreement. At year-end 1998, the primary lending institution agreed to waive the events of default relating to financial covenants until January 1, 2000.

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

Inflation

         During 1998 and the first quarter of 1999, the Company did not experience any inflation for raw materials and unit selling prices.

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

         In addition, the Company has developed a strategic plan to estimate the potential risks related to third parties with whom it has relationships. The third parties include suppliers and customers. The Company has distributed inquiry letters to its major suppliers and customers, which will be followed by subsequent internal evaluations of the responses received. Upon learning that certain third parties are not Year 2000 compliant, the Company may be required to replace any suppliers who are not able to correct their systems before the Year 2000. Management does not currently have a plan for dealing with its customers whose systems are not Year 2000 compliant.

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


Business Factors
----------------

         This report may contain certain forward-looking statements that are subject to certain risks and uncertainties. These statements include statements regarding (i) the Company's liquidity; (ii) the Company's Year 2000 readiness;
(iii) the supply and prices of raw materials; (iv) the Company's future cash requirements; (v) the ability of the Company to redefine its financial covenants with its existing lender (vi) financing future purchases of equipment. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the following: uncertainties regarding the performance advantages of the Company's PMP products and products in development, market responses to pricing actions, continued competitive factors and pricing pressures, the timely acceptance of new products, inventory risk due to shifts in market demand, the development of competing or superior technologies or products from other manufacturers, many of which have substantially greater financial, technical and other resources than the Company, dependence on key personnel, the variation in the Company's operating results, technological change, the Company's ability to develop and protect proprietary products and technologies, the availability of additional capital on acceptable terms, if at all, to fund expansion, and general economic conditions. For further information, refer to the more specific risks and uncertainties discussed throughout this report.

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports filed on Form 8-K

         (a)      See Exhibit Index

         (b) On March 23, 1999 the registrant filed a Form 8-K with the Securities and Exchange Commission in connection with its announcement that it had entered into an agreement to purchase an additional 16% of the equity in DNA-AD TECH S.A. of Madrid, Spain, a majority owned subsidiary of the registrant.

                                   Signatures
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

                                  Advanced Deposition Technologies, Inc.
                                  --------------------------------------
                                  Registrant


May 15, 1999                                       /s/ Glenn J. Walters
------------------                         -------------------------------------
                                           Glenn J. Walters
                                           Chief Executive Officer
                                           And Treasurer

May 15, 1999                                         /s/ Joseph P. Keller
------------------                         -------------------------------------
                                           Joseph P. Keller
                                           Controller (principal financial and
                                           accounting officer)

                                  Exhibit Index



        Exhibit                   Description
        -------                   -----------

         10.1 Exchange Agreement, dated March 23, 1999 among the registrant, DNA Export S.A. and Alexander Boxall.

         10.2 Repayment Agreement, dated March 23, 1999 by and between the registrant and Alexander Boxall.

         27.1     Financial Data Schedule