Form 10QSB
period 1999-06-30
ADVANCED DEPOSITION TECHNOLOGIES INC
filed 1999-08-20
CIK 909963

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                  FORM 10-QSB

                               ----------------

 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF
                                     1934

                 For the quarterly period ended June 30, 1999

            [_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE
                ACT.

                        Commission file number 1-12230

                    ADVANCED DEPOSITION TECHNOLOGIES, INC.
       (Exact name of small business issuer as specified in its charter)

               Delaware                              04-2865714
    (State or other jurisdiction of     (I.R.S. Employer Identification No.)
    incorporation or organization)

       580 Myles Standish Industrial Park, Taunton, Massachusetts 02780
                   (Address of principal executive offices)

                                (508) 823-0707
                          (Issuer's telephone number)

  Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                    YES [X]                           NO [_]

  As of August 10, 1999, there were 4,278,919 shares of Common Stock, $0.01 par value, of the issuer outstanding.

  Transitional Small Business Disclosure Format (check one)

                    YES [_]                           NO [X]

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                     ADVANCED DEPOSITION TECHNOLOGIES, INC.

                                     INDEX

                                                                          Page
                                                                         Number
                                                                         ------
Part I. Financial Information
  Item 1. Financial Statements
    Condensed and Consolidated Balance Sheets (unaudited): June 30, 1999
     and December 31, 1998..............................................   1-2
    Condensed and Consolidated Statements of Operations (unaudited): for the Three Months and Six Months ended June 30, 1999 and June 30,
     1998...............................................................     3
    Condensed and Consolidated Statements of Cash Flows (unaudited): for
     the Six Months ended June 30, 1999 and June 30, 1998...............     4
    Notes to Condensed and Consolidated Financial Statements............   5-9
  Item 2. Management's Discussion and Analysis of Financial Condition
   and Results of Operations............................................  9-15
Part II. Other Information
  Item 6. Exhibits and Reports on Form 8-K..............................    15

                    ADVANCED DEPOSITION TECHNOLOGIES, INC.

             CONDENSED AND CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                        June
                                                         30,   December 31,
                                                        1999       1998
                                                       ------- ------------
                                                          (in thousands)
                        ASSETS
Current assets
  Cash and cash equivalents........................... $   306   $   411
  Investment in marketable securities.................      24        43
  Accounts receivable, net of reserve for doubtful
   accounts of $253,000 and $460,000 at June 30, 1999
   and December 31, 1998, respectively................   6,874     5,868
  Inventories.........................................   4,165     4,252
  Prepaid expenses and other current assets...........     441       274
                                                       -------   -------
    Total current assets..............................  11,810    10,848
                                                       -------   -------
Property and equipment, net of accumulated
 depreciation.........................................   7,457     7,676
Other assets, net of accumulated amortization.........   4,941     5,426
                                                       -------   -------
    Total assets...................................... $24,208   $23,950
                                                       =======   =======

  The Condensed and Consolidated Balance Sheet at December 31, 1998, has been derived from the audited financial statements of the Company at that date.


         See Notes to Condensed and Consolidated Financial Statements

                    ADVANCED DEPOSITION TECHNOLOGIES, INC.

             CONDENSED AND CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                               June
                                                                30,    December
                                                               1999    31, 1998
                                                              -------  --------
                                                               (in thousands,
                                                                except share
                                                                  amounts)
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Due to financing institutions.............................. $ 2,973  $ 3,589
  Accounts payable...........................................   4,000    4,347
  Accrued expenses...........................................   1,037      643
  Current maturities of long-term obligations................   3,013    1,764
                                                              -------  -------
    Total current liabilities................................  11,023   10,343
                                                              -------  -------
Long-term obligations
  Revolving line of credit...................................   1,336    1,136
  Long-term obligations, net of current maturities...........   3,557    4,010
                                                              -------  -------
    Total liabilities........................................  15,916   15,489
                                                              -------  -------
Minority interest in consolidated subsidiary.................     998    1,078
                                                              -------  -------
Stockholders' equity;
  Preferred stock, $0.01 par value 1,000,000 shares
   authorized, none issued
  Common stock, $0.01 par value, 10,000,000 shares
   authorized, 4,296,560 shares issued, 4,242,950 and
   4,253,950 shares outstanding at June 30, 1999 and December
   31, 1998, respectively....................................      43       43
  Additional paid-in capital.................................  11,262   11,177
  Accumulated deficit........................................  (3,732)  (3,848)
  Accumulated other comprehensive income (loss)..............    (161)      95
                                                              -------  -------
                                                                7,412    7,467
  Less treasury stock, 53,610 and 32,610 shares at cost at
   June 30, 1999
   and December 31, 1998, respectively.......................    (118)     (84)
                                                              -------  -------
    Total stockholders' equity...............................   7,294    7,383
                                                              -------  -------
    Total liabilities and stockholders' equity............... $24,208  $23,950
                                                              =======  =======

  The Condensed and Consolidated Balance Sheet at December 31, 1998, has been derived from the audited financial statements of the Company at that date.

         See Notes to Condensed and Consolidated Financial Statements

                     ADVANCED DEPOSITION TECHNOLOGIES, INC.

        CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                  Three Months ended       Six Months Ended
                                       June 30,                June 30,
                                 ----------------------  ---------------------
                                    1999        1998        1999       1998
                                 ----------  ----------  ---------- ----------
                                  (in thousands, except share and per share
                                                  amounts)
Revenues:
  Product sales................  $    6,271  $    5,985  $   12,409 $   11,939
  Royalties, license fees and
   other.......................           9         --          115        --
                                 ----------  ----------  ---------- ----------
                                      6,280       5,985      12,524     11,939
Cost of revenues...............       5,025       4,725       9,826      9,513
                                 ----------  ----------  ---------- ----------
  Gross profit.................       1,255       1,260       2,698      2,426
Selling, general and
 administrative expenses.......         939         789       1,956      1,763
Research and development
 expenses......................          69          56         144        135
Amortization expense...........          54          70         108        142
                                 ----------  ----------  ---------- ----------
  Operating income.............         193         345         490        386
Interest expense, net of
 interest income...............         189         179         411        358
Other (expense) income.........          69         (49)         43       (103)
                                 ----------  ----------  ---------- ----------
  Income (loss) before income
   taxes and minority
   interest....................          73         117         122        (75)
Income taxes (benefit).........          (8)         54           5         54
Minority interest in net income
 of consolidated subsidiary....          10         106           9        106
                                 ----------  ----------  ---------- ----------
  Net income (loss)............  $       71  $      (43) $      108 $     (235)
                                 ==========  ==========  ========== ==========
Net income (loss) per share....  $     0.02  $   ( 0.01) $     0.03      (0.06)
                                 ==========  ==========  ========== ==========
Weighted average common shares
 outstanding...................   4,248,170   4,268,919   4,248,823  4,268,853
                                 ==========  ==========  ========== ==========


          See Notes to Condensed and Consolidated Financial Statements

                     ADVANCED DEPOSITION TECHNOLOGIES, INC.

        CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                             Six months ended
                                                                 June 30,
                                                             ------------------
                                                               1999     1998
                                                             --------  --------
                                                              (in thousands)
Cash flows from operating activities:
  Net income (loss)......................................... $    108  $  (235)
  Other cash provided by (used in) operating activities.....     (906)     361
                                                             --------  -------
  Net cash provided by (used in) operating activities....... $   (798) $   126
                                                             --------  -------
Cash flows from investing activities
  Purchases of property and equipment.......................     (536)    (805)
  Decrease in investment in marketable securities...........       19       66
  Decrease in other assets..................................      309      230
                                                             --------  -------
    Net cash used in investing activities...................     (208)    (509)
                                                             --------  -------
Cash flows from financing activities
  Net borrowings under revolving line of credit.............    1,068      694
  Net borrowings (repayments) to financial institutions.....      255     (445)
  Repayment of long term obligations........................     (389)    (260)
  Purchase of treasury stock................................      (34)     --
  Exercise of stock options.................................       20      --
                                                             --------  -------
    Net cash provided by (used in) financing activities.....      920      (11)
                                                             --------  -------
    Net effect of exchange rates on cash and cash
     equivalents............................................      (19)     (12)
                                                             --------  -------
Net decrease in cash........................................     (105)    (394)
Cash and cash equivalents, beginning of period..............      411      919
                                                             --------  -------
Cash and cash equivalents, end of period.................... $    306  $   525
                                                             ========  =======


          See Notes to Condensed and Consolidated Financial Statements

                    ADVANCED DEPOSITION TECHNOLOGIES, INC.

     NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 June 30, 1999

1. General

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

  In the opinion of the management of the Company, the accompanying financial statements reflect all adjustments that were of a normal recurring nature necessary for a fair presentation of the Company's results of operations and changes in financial position for the three and six month periods ended June 30, 1999 and June 30, 1998. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

2. Significant Accounting Policies

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

  c. Inventories

   Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                                           June 30, December 31,
                                                             1999       1998
                                                           -------- ------------
   Raw materials..........................................  $2,416     $2,760
   Work in process........................................     441        303
   Finished goods.........................................   2,023      1,905
                                                            ------     ------
                                                             4,881      4,968
   Less: Reserves for obsolescence........................     716        716
                                                            ------     ------
     Total................................................  $4,165     $4,252
                                                            ======     ======

  d. Net Income (Loss) Per Common Share

   Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). The new accounting standard established standards for computing and presenting earnings per share.

                    ADVANCED DEPOSITION TECHNOLOGIES, INC.

    NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)--
                                  (Continued)

                                 June 30, 1999


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

   Total comprehensive income (unaudited) is as follows (in thousands):

                                                           Six Months ended
                                                               June 30,
                                                             1999      1998
                                                           --------  --------
   Net income (loss)......................................      108      (235)
   Foreign currency translation adjustments............... $   (250) $     28
   Unrealized losses on investments in marketable
    securities............................................       (6)      --
                                                           --------  --------
   Total comprehensive loss............................... $   (148) $   (207)
                                                           ========  ========

  g. Industry and geographic segments

   The Company's operations are classified into two business segments: food packaging applications and electronic capacitor operations.

   The following table shows sales, operating income (loss) and other unaudited financial information by industry segment as of and for the six months ended June 30, 1999 (in thousands):

                                               Food     Capacitor
Industry Segments                            Packaging Applications Consolidated
-----------------                            --------- ------------ ------------
June 30, 1999
Sales......................................   $2,308     $10,216      $ 12,524
                                              ------     -------      --------
Operating income (loss) before corporate
 expenses, interest and taxes and minority
 interest..................................   $  156     $   334           490
                                              ------     -------      --------
Corporate income...........................                                 43
Interest...................................                               (411)
                                                                      --------
Income before taxes and minority interest..                              $ 122
                                                                      --------
Identifiable assets at June 30, 1999.......   $4,443     $16,715      $ 21,158
Corporate assets...........................      --          --          3,050
                                              ------     -------      --------
Total assets at June 30, 1999..............                           $ 24,208
                                                                      ========

                    ADVANCED DEPOSITION TECHNOLOGIES, INC.

    NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)--
                                  (Continued)

                                 June 30, 1999


   Geographic information for the following table shows sales, operating income (loss) and other financial information by industry segment as of and for the six months ended June 30, 1999 (in thousands):

Geographic Segments                 United States  Spain  Malaysia Consolidated
-------------------                 ------------- ------- -------- ------------
June 30, 1999
Sales..............................    $ 4,311    $ 7,662  $  551    $12,524
                                       -------    -------  ------    -------
Operating income (loss) before
 corporate expenses, interest and
 taxes and minority interest.......    $   (32)   $   546  $  (24)       490
                                       -------    -------  ------    -------
Corporate (expense)/income.........                                       43
Interest...........................                                     (411)
                                                                     -------
Income before taxes and minority
 interest..........................                                    $ 122
                                       -------    -------  ------    -------
Identifiable assets at June 30,
 1999..............................    $14,511    $11,864  $1,194    $24,208
                                       =======    =======  ======    =======

3. Cash and Cash Equivalents

  The Company considers all investments purchased with original maturities of less than three months to be cash equivalents. Cash and cash equivalents consist of the following (in thousands):

                                                           June 30, December 31,
                                                             1999       1998
                                                           -------- ------------
   Cash...................................................   $306       $411

4. Investment in Marketable Securities

  The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Investments" ("SFAS 115"), effective January 1, 1994. As of June 30, 1999 and December 31, 1998, investments in marketable securities that are classified as available-for-sale and are recorded at fair value, consisted of the following (in thousands):

                                                          June 30, December 31,
                                                            1999       1998
                                                          -------- ------------
   Marketable Securities.................................   $24        $43

5. Common Stock Purchase Warrants

  The Company's Class B Redeemable Common Stock Purchase Warrants (the "IPO Warrants") expired on July 31, 1998.

6.  Acquisitions

  Effective October 1, 1998, the Company, through its subsidiary DNA-AD TECH, S.A. ("DNA-AD TECH"), acquired 80% of the outstanding common stock of Kidamai SDN, a capacitor assembler and distributor located in Kuala Lumpur, Malaysia, for approximately $370,000 in the form of the cancellation of amounts due DNA for product sales. During 1998 the name of Kidamai SDN was changed to DNA-AD TECH (Asia) Sdn Bhd ("DNA (Asia)").

  During the first quarter of 1999, the Company established a joint venture with Trykko Pack of Denmark and currently owns 82% of a newly formed company called MICROTECH A/S of Denmark. MICROTECH A/S will be managed by Steen Pedersen, managing director of Trykko Pack. MICROTECH A/S has one employee

                    ADVANCED DEPOSITION TECHNOLOGIES, INC.

    NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)--
                                  (Continued)

                                 June 30, 1999

and a salesman located in England. The purpose of the company will be to: (1) manage a technology licensing program for Europe of the Company's patented Safety Susceptor product, (2) educate the European market on the Company's microwave film products, (3) work with our licensees in Europe and (4) work to establish Safety Susceptor as a European standard.

7. Certain Relationships and Related Transactions

  In December 1997, the Company purchased (the "ABSA Acquisition") 65% of the capital stock of Alexander Boxall, S.A. ("ABSA"), a corporation organized under the laws of Spain. ABSA manufactures and distributes AC capacitor components for lighting and motors. The Company purchased 50% of the capital stock of ABSA from Pedro Nunez-Barranco Guembe and the remaining 15% from Alexander Boxall. In connection with this transaction, the Company issued 280,000 shares of its Common Stock to Mr. Boxall in exchange for his 15% interest in ABSA. As part of the purchase price for his shares, Mr. Nunez-Barranco Guembe received a $990,000 note from the Company that is payable in December 1999. If the Company fails to pay Mr. Nunez-Barranco Guembe in 1999, Mr. Nunez-Barranco Guembe has the option to receive (i) the return of his 50% interest in DNA, provided he returns $2,800,000 in cash to the Company, less
(ii) liquidated damages of $340,000. Upon the closing of the ABSA Acquisition in December 1997, Mr. Boxall became a director of the Company and was subsequently appointed President of the Company in April 1999. ABSA was subsequently renamed DNA-ADTECH.

  In March 1999, the Company entered into an agreement with DNA Export, S.A. to purchase certain shares of capital stock of DNA-ADTECH held by DNA Export, S.A. (the "Exchange Agreement"). This transaction was approved by the Company's Stockholders at the Company's annual meeting of stockholders on August 11, 1999, and brings the Company's total equity ownership in DNA-ADTECH to 81%. As consideration for the additional equity position in DNA-ADTECH, the Company has agreed to issue 598,198 shares of Common Stock to DNA Export, S.A. Upon consummation of this transaction, Mr. Boxall, the owner of DNA Export, S.A. will beneficially own a total of 923,348 shares of Common Stock, or approximately 19% of the Company's Common Stock and will continue to own 19% of DNA-ADTECH.

  In addition, in March 1999, Alexander Boxall and the Company entered into a Repayment Agreement (the "Repayment Agreement") pursuant to which the parties agreed that in the event that the Company is unable to pay the amounts outstanding under the promissory note issued to Pedro Nunez Barranco Guembe in connection with the previous acquisition of his shares of DNA-ADTECH, on or before maturity without compromising the Company's plan for growth, Alexander Boxall will repay the entire balance and will give the Company an additional period of one year to repay the balance. Mr. Boxall will have the right at any time after January 1, 2001 through March 1, 2001, to convert all or part of the outstanding balance into shares of Common Stock at a purchase price per share equal to the average sales price of the Common Stock for the month of December 2000, subject to a $3.50 per share minimum. If Mr. Boxall does not elect to convert the outstanding balance, the Company may elect after January 31, 2001 to redeem such amount for shares of Common Stock at a redemption price equal to the average sales price of the Common Stock for the twenty business days preceding the date of redemption.

                    ADVANCED DEPOSITION TECHNOLOGIES, INC.

                                 June 30, 1999


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

  In December 1997, the Company purchased (the "ABSA Acquisition") 65% of the capital stock of Alexander Boxall, S.A. ("ABSA"), a corporation organized under the laws of Spain. ABSA manufactures and distributes AC capacitor components for lighting and motors. The Company purchased 50% of the capital stock of ABSA from Pedro Nunez-Barranco Guembe and the remaining 15% from Alexander Boxall. In connection with this transaction, the Company issued 280,000 shares of its Common Stock to Mr. Boxall in exchange for his 15% interest in ABSA. As part of the purchase price for his shares, Mr. Nunez-Barranco Guembe received a $990,000 note from the Company that is payable in December 1999. If the Company fails to pay Mr. Nunez-Barranco Guembe in 1999, Mr. Nunez-Barranco Guembe has the option to receive (i) the return of his 50% interest in DNA, provided he returns $2,800,000 in cash to the Company, less
(ii) liquidated damages of $340,000. Upon the closing of the ABSA Acquisition in December 1997, Mr. Boxall became a director of the Company and was subsequently appointed President of the Company in April 1999. ABSA was subsequently renamed DNA-ADTECH. In March 1999, the Company entered into an agreement with DNA Export, S.A. to purchase certain shares of capital stock of DNA-ADTECH held by DNA Export, S.A. (the "Exchange Agreement"). This transaction was approved by the Company's Stockholders at the Company's annual meeting of stockholders on August 11, 1999, and brings the Company's total equity ownership in DNA-ADTECH to 81%. As consideration for the additional equity position in DNA-ADTECH, the Company has agreed to issue 598,198 shares of Common Stock to DNA Export, S.A. Upon consummation of this transaction, Mr. Boxall, the owner of DNA Export, S.A. will beneficially own a total of 923,348 shares of Common Stock, or approximately 19% of the Company's Common Stock and will continue to own 19% of DNA-ADTECH. In addition, in March 1999, Alexander Boxall and the Company entered into a Repayment Agreement (the "Repayment Agreement") pursuant to which the parties agreed that in the event that the Company is unable to pay the amounts outstanding under the promissory note issued to Pedro Nunez Barranco Guembe in connection with the previous acquisition of his shares of DNA-ADTECH, on or before maturity without compromising the Company's plan for growth, Alexander Boxall will repay the entire balance and will give the Company an additional period of one year to repay the balance. Mr. Boxall will have the right at any time after January 1, 2001 through March 1, 2001, to convert all or part of the outstanding balance into shares of Common Stock at a purchase price per share equal to the average sales price of the Common Stock for the month of December 2000, subject to a $3.50 per share minimum. If Mr. Boxall does not elect to convert the outstanding balance, the Company may elect after January 31, 2001 to redeem such amount for shares of Common Stock at a redemption price equal to the average sales price of the Common Stock for the twenty business days preceding the date of redemption. On October 1, 1998, the Company, through DNA, acquired 80% of the outstanding common stock of Kidamai, SDN of Kuala Lumpur, Malaysia ("DNA (Asia)"). DNA (Asia) is a capacitor assembler and distributor. During first quarter of 1999, the Company established a joint venture with Trykko Pack of Denmark and currently owns 82% equity position in the newly formed company called MICROTECH A/S of Denmark.

  The Company's revenue to date has been primarily from sales to the capacitor and microwave packaging markets.

                    ADVANCED DEPOSITION TECHNOLOGIES, INC.

                                 June 30, 1999

Recent Developments

  The Company has received a notice of patent allowance from the United States Patent office for its "High Energy Density Films and Capacitors Thereof" and has received a favorable response to its European patent application for the same. We continue to anticipate UL approvals for these new films and capacitor in late 1999 or early 2000. We expect installation of new production capacity in the third quarter. Management believes that this will support demand for the Company's standard capacitor films, microwave films and new HED films. The Company has also established a filter division in Madrid, Spain. A new patent application for a microwave vented package was applied for and these products are now being sold in Europe.

Results of Operations

  Three months ended June 30, 1999 compared to Three months ended June 30,
1998

  Revenues. Revenues increased to $6,280,000 for the three months ended June 30, 1999, as compared to $5,985,000 for the three months ended June 30, 1998, an increase of 4.9%. The increase was primarily due to stronger film sales in the United States.

  Cost of Revenues. Cost of revenues increased 6.7% to $5,025,000 (80.1% of product sales) for the three months ended June 30, 1999, compared to $4,725,000 (79.0% of product sales) for the three months ended June 30, 1998 on a sales increase of 4.9%. Higher costs associated with the increase in revenue were due to product mix.

  Gross Profit. Gross profit remained basically unchanged at $1,255,000 (20.0% of product sales) for the three months ended June 30, 1999, compared to $1,260,000 (21.0% of product sales) for the three months ended June 30, 1998. The decrease in gross profit was due primarily to product mix.

  Selling, General and Administrative. Selling, general and administrative expenses increased to $939,000 (15.0% of product sales) for the three months ended June 30, 1999, compared to $789,000 (13.2% of product sales) for the three months ended June 30, 1998. The second quarter of 1998 did not include expenses associated with the later acquisitions in Malaysia and Denmark.

  Research and Development. Research and development expenses increased to $69,000 for the three months ended June 30, 1999, compared to $56,000 for the three months ended June 30, 1998. New product development testing expenses have increased from 1998.

  Amortization. Amortization expenses decreased to $54,000 during the three months ended June 30, 1999, compared to $70,000 for the three months ended June 30, 1998. The change was primarily due to the impairment of the license with Fort James in the fourth quarter of 1998; this resulted in the elimination of amortization for that long-lived asset.

  Operating Income (Loss). The Company generated operating income of $193,000 for the three months ended June 30, 1999, compared to operating income of $345,000 for the three months ended June 30, 1998.

  Net Interest Expense. Net interest expense increased to $189,000 for the three months ended June 30, 1999, compared to $179,000 for the three months ended June 30, 1998. The increase was due to increases in debt balances due to financial institutions.

  Other Income (Expense). Other income totaled $69,000 during the three months ended June 30, 1999, compared to other expense of $49,000 for the three months ended June 30, 1998. A quality problem with

                    ADVANCED DEPOSITION TECHNOLOGIES, INC.

                                 June 30, 1999

materials purchased by DNA Asia, from a related party, resulted in an insurance claim and related cancellation of accounts payable totaling $78,000, partially offsetting was foreign exchange transaction expense in 1999. Most of the 1998 expense was related to amortization of costs associated with financial arrangements.

  Income Taxes. The company had a tax benefit of $8,000 for the three months ended June 30, 1999, compared to $54,000 tax provision for the six months ended June 30, 1998. Income tax expense in 1998 was attributable to the profits generated by DNA-AD TECH.

  Minority Interest. Minority interest was $10,000 for the three months ending June 30, 1999 compared to $106,000 for the three months ending June 30, 1998.

  Net Income (Loss). The Company generated net income of $71,000 during the three months ended June 30, 1999, as compared to net loss of $43,000 for the three months ended June 30, 1998 as a result of the factors discussed above.

  Six months ended June 30, 1999 compared to Six months ended June 30, 1998

  Revenues. Revenues increased to $12,524,000 for the six months ended June 30, 1999, as compared to $11,939,000 for the six months ended June 30, 1998, an increase of 4.9%. The increase was primarily due to stronger film sales in the United States, consolidation of revenues from the Malaysia subsidiary that took place in the fourth quarter of 1998 and initial sales from MICROTECH A/S in Denmark.

  Cost of Revenues. Cost of revenues increased 3.3% to $9,826,000 (79.2% of product sales) for the six months ended June 30, 1999, compared to $9,513,000 (79.7% of product sales) for the six months ended June 30, 1998 on a sales increase of 4.9%. Higher costs associated with the increase in revenue were more than offset by reduced manufacturing expenses and reductions in raw material costs.

  Gross Profit. Gross profit increased to $2,698,000 (21.7% of product sales) for the six months ended June 30, 1999, compared to $2,426,000 (20.3% of product sales) for the six months ended June 30, 1998. The increase in gross profit was due to stronger sales, reduced production costs, and initial technology licensing fees from our MICROTECH A/S acquisition.

  Selling, General and Administrative. Selling, general and administrative expenses increased to $1,956,000 (15.8% of product sales) for the six months ended June 30, 1999, compared to $1,763,000 (14.8% of product sales) for the six months ended June 30, 1998. Despite staffing and related expense reductions in the last four months of 1998 in U.S. operations, additional expenses in Malaysia (acquired 10/98) and Microtech A/S (joint venture occurred the beginning this year) , and the payment of bank waiver fees associated with noncompliance of bank covenants at year end 1998, all contributed to higher selling, general and administration expenses.

  Research and Development. Research and development expenses increased modestly to $144,000 for the six months ended June 30, 1999, compared to $135,000 for the six months ended June 30, 1998 due to increased new development testing expense.

  Amortization. Amortization expenses decreased to $108,000 during the six months ended June 30, 1999, compared to $142,000 for the six months ended June 30, 1998. The change was primarily due to the impairment of the license with Fort James in the fourth quarter of 1998 which resulted in the elimination of amortization for that long-lived asset.

                    ADVANCED DEPOSITION TECHNOLOGIES, INC.

                                 June 30, 1999


  Operating Income (Loss). The Company generated operating income of $490,000 for the six months ended June 30, 1999, compared to operating income of $386,000 for the six months ended June 30, 1998. The increase in operating income was the result of stronger sales and lower cost of sales, elimination of amortization expense associated with the Fort James license and general reductions in spending.

  Net Interest Expense. Net interest expense increased to $411,000 for the six months ended June 30, 1999, compared to $358,000 for the six months ended June 30, 1998. The increase was due to increases in debt balances due to financial institutions.

  Other Income (Expense). Other income totaled $43,000 during the six months ended June 30, 1999, compared to other expense of $103,000 for the six months ended June 30, 1998. A key component of the other income in 1999 was attributed to a product quality insurance claim and the associated cancellation of accounts payable by a related party doing business with DNA Asia, partially offset by foreign currency transaction expense. The expense in 1998 included the amortization of cost associated with the financing arrangements entered into in 1997.

  Income Taxes. Income taxes decreased to $5,000 for the six months ended June 30, 1999, compared to $54,000 for the six months ended June 30, 1998. Income tax expense in 1998 was attributable to the profits generated by DNA-AD TECH.

  Minority Interest. Minority interest was $9,000 for the six months ending June 30, 1999 compared to $106,000 for the six months ending June 30, 1998.

  Net Income (Loss). The Company generated net income of $108,000 during the six months ended June 30, 1999, as compared to net loss of $235,000 for the six months ended June 30, 1998 as a result of the factors discussed above.

Liquidity and Capital Resources

  The Company had working capital of approximately $787,000 at June 30, 1999, compared to working capital of $505,000 at December 31, 1998. The increase in working capital primarily reflects stronger sales.

  Cash used in operating activities was $798,000 for the six months ended June 30, 1999, compared to cash provided by operating activities of $126,000 during the six months ended June 30, 1998. Cash used in operations activities for the six months ended June 30, 1999 resulted primarily from increases in accounts receivable and inventories, partially offset by non-cash charges to income and increases in accounts payable.

  The Company used $536,000 in cash during the six month period ended June 30, 1999, to purchase property and equipment to add manufacturing capacity and to increase the efficiency of existing equipment at DNA-AD TECH. This was partially offset by a reduction in marketable securities in other assets. At present, the Company has purchase commitments approximating $975,000 for a new metallizer scheduled now to be delivered in September, 1999 for the United States operation. The Company expects to finance this equipment purchase primarily through the Machinery and Equipment Loan described below.

  On July 24, 1998, the Company and its principal lender entered into an amended Credit Agreement (the "Amended Credit Agreement") that restructured the terms of the Company's existing line-of-credit facility and two term loan facilities and waived certain defaults thereunder. The Amended Credit Agreement provides for a

                    ADVANCED DEPOSITION TECHNOLOGIES, INC.

                                 June 30, 1999

line-of-credit facility of up to $2,000,000, based on percentages of its eligible accounts receivable, raw materials and finished goods inventories (the "Line of Credit"), as well as term loans in the aggregate principal amount of $3,750,000 (the "Term Loans"). Each of these facilities matures on July 24, 2001.

  The Company uses the Line of Credit for working capital. Borrowings under the Line of Credit bear interest at a rate per annum equal to the bank's prime lending rate plus 1%. The Line of Credit was unchanged from the period ending December 31, 1998 at $1,335,704. The Term Loans are being repaid in monthly payments of $62,500, commencing January 1999 with a balloon payment of $1,875,000 in July 2001. Through June 30, 1999, the Company has paid down $375,000 of the Term Loans. Interest is payable monthly at the bank's prime rate plus 1.25%.

  On September 24, 1998, the Company closed on a line of credit with its principal lender for the purchase of machinery and equipment (the "M&E Loan"). The M&E Loan allows the Company to borrow up to $2,000,000 for the purchase of machinery and equipment. Interest is payable monthly at the bank's prime rate plus 1.25%. The M&E Loan was originally set to be repaid over 60 equal monthly installments commencing in October, 1999. This was, however, based on delivery and installment of the machinery by June 1999. The acceptance of the new machine has been delayed due to due to unforeseen delays caused by the supplier of the machinery. We now expect to receive the machinery and begin production in the late third quarter. We have met with our principal lender and have reached agreement to begin repayment in March, 2000 instead of October, 1999. The Company had drawn down $480,000 of the M&E Loan as of June 30, 1999.

  At year-end 1998, our primary lending institution agreed to waive the events of default relating to financial covenants until January 1, 2000 at a cost of $25,000. Management met with the primary lending institution officer and financial covenants pertaining to the fixed loan agreements and the revolving line of credit agreement have been redefined. Written execution of this amendment will be finalized shortly. Our primary lender granted an over-advance amount of $500,000 on our Revolving Line of Credit that is payable over 18 months beginning January, 2000. The Line of Credit remains at a maximum of $2,000,000. This will improve our short term cash flow management.

  Management believes that the Company's cash, cash equivalents together with its credit facilities and expected cash flows from operations, should provide sufficient funds to meet the Company's current and future cash requirements and allow the Company to continue its marketing and development efforts. There can, however, be no assurance that cash flows will improve in an amount sufficient to allow the Company to fund its current obligations and operating expense.

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

Inflation

  During 1998 and the six months of 1999, the Company did not experience any inflation for raw materials and unit selling prices.

                    ADVANCED DEPOSITION TECHNOLOGIES, INC.

                                 June 30, 1999


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

  The Company has addressed the Year 2000 Issue by conducting a review of its information technology and non-information technology systems to determine the extent of any Year 2000 problems. As a result of that review, the Company has determined that its information technology systems as installed, including its primary operating, manufacturing, procurement and accounting systems, correctly define the Year 2000. The Company has also determined that several non-information technology systems do not correctly define the Year 2000. Both determinations have been independently verified by outside consultants who have employed standard testing devices. This program is near completion in all manufacturing sites and we expect full compliance no later than November, 1999.

  The Company has projected the cost to rectify the existing non-compliant systems to be approximately $25,000, representing approximately 10% of the Company's Information Technology budget for 1999. The Company anticipates that these systems will be Year 2000 compliant by the end of October 1999. No other Information Technology projects have been deferred as a result of the Year 2000 project. At this time, the Company cannot accurately assess the risks associated with the non-compliance of its non-information technology systems. While it is understood by the Company that such non- compliance could have a material effect on the Company's business, results of operations or financial condition, at this time management has not determined the entire potential level of risk.

  In addition, the Company has developed a strategic plan to estimate the potential risks related to third parties with whom it has relationships. The third parties include suppliers and customers. The Company has distributed inquiry letters to its major suppliers and customers, which will be followed by subsequent internal evaluations of the responses received. Upon learning that certain third parties are not Year 2000 compliant, the Company may be required to replace any suppliers who are not able to correct their systems before the Year 2000. Management does not currently have a plan for dealing with its customers whose systems are not Year 2000 compliant. This review will be completed by the end of October, 1999.

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

                    ADVANCED DEPOSITION TECHNOLOGIES, INC.

                                 June 30, 1999


Business Factors

  This report may contain certain forward-looking statements that are subject to certain risks and uncertainties. These statements include statements regarding (i) the Company's liquidity; (ii) the effect of seasons on its revenues, (iii) the Company's Year 2000 readiness; (iv) the Company's future cash requirements; (v) the Company's ability to obtain UL approvals, (vi) the Company's expectation of receiving new machinery in the third quarter, (vii) the expected demand for capacitor, microwave and HED films and (viii) the ability of the new line of credit to improve short-term cash flow management. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the following: uncertainties regarding the performance advantages of the Company's PMP products and products in development, market responses to pricing actions, continued competitive factors and pricing pressures, the timely acceptance of new products, inventory risk due to shifts in market demand, the development of competing or superior technologies or products from other manufacturers, many of which have substantially greater financial, technical and other resources than the Company, dependence on key personnel, the variation in the Company's operating results, technological change, the Company's ability to develop and protect proprietary products and technologies, the availability of additional capital on acceptable terms, if at all, to fund expansion, and general economic conditions. For further information, refer to the more specific risks and uncertainties discussed throughout this report.

                          PART II--OTHER INFORMATION

Item 6. Exhibits and Reports filed on Form 8-K

  (a) See Exhibit Index

  (b) The Registrant did not file any reports on Form 8-K during the quarter ended June 30,1999.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

                                          Advanced Deposition Technologies,Inc.
                                          _____________________________________
                                                       Registrant

              Signature                          Title                   Date
              ---------                          -----                   ----

       /s/ Glenn J. Walters            Chief Executive Officer      August 16, 1999
______________________________________  And Treasurer
           Glenn J. Walters

       /s/ Joseph P. Keller            Controller (principal        August 16, 1999
______________________________________  financial and accounting
           Joseph P. Keller             officer)

                                 EXHIBIT INDEX

 Exhibit Description
 ------- -----------
 27.1    Financial Data Schedule