Form 10QSB
period 1999-09-30
ADVANCED DEPOSITION TECHNOLOGIES INC
filed 1999-11-15
CIK 909963

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB



                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
                --------------------------------------]-----------


      [ ] Transition report under section 13 or 15(d) of the Exchange Act.

                         COMMISSION FILE NUMBER 1-12230

                     ADVANCED DEPOSITION TECHNOLOGIES, INC.
                     --------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


              DELAWARE                                       04-2865714
              --------                                       ----------
    (STATE OR OTHER JURISDICTION                          (I.R.S. EMPLOYER
   OF INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)


        580 Myles Standish Industrial Park, Taunton, Massachusetts 02780
        ----------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


                                 (508) 823-0707
                                 --------------
                           (ISSUER'S TELEPHONE NUMBER)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES  X     NO
    ---       ---

         As of November 5, 1999, there were 4,894,727 shares of Common Stock, $0.01 par value, of the issuer outstanding.

         Transitional Small Business Disclosure Format (check one)

YES        NO  X
    ---       ---

================================================================================

                     ADVANCED DEPOSITION TECHNOLOGIES, INC.

                                      INDEX


PART I. FINANCIAL INFORMATION                                        PAGE NUMBER

   Item 1. Financial Statements

            Condensed and Consolidated Balance Sheets (unaudited):
            September 30, 1999 and December 31, 1998                      1-2

            Condensed and Consolidated Statements of Operations
            (unaudited): for the Three Months and Nine Months
            ended September 30, 1999 and September 30, 1998                 3

            Condensed and Consolidated Statements of Cash Flows
            (unaudited): for the Nine Months ended September 30, 1999
             and September 30, 1998                                         4

            Notes to Condensed and Consolidated Financial
            Statements                                                    5-9


   Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          9-16


PART II. OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K                             16-17

                     ADVANCED DEPOSITION TECHNOLOGIES, INC.

              CONDENSED AND CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                 (in thousands)

                                     ASSETS

                                                                           September 30,          December 31,
                                                                                1999                  1998
                                                                          =================     =================
CURRENT ASSETS
     Cash and cash equivalents                                                $        233          $        411
     Investment in marketable securities                                                22                    43

     Accounts receivable, net of reserve for doubtful accounts of
     $219,000 and $460,000 at September 30, 1999 and
     December 31, 1998, respectively                                                 6,241                 5,868

     Inventories                                                                     4,509                 4,252
     Prepaid expenses and other current assets                                         628                   274

                                                                          -----------------     -----------------

              Total current assets                                                  11,633                10,848
                                                                          -----------------     -----------------

PROPERTY AND EQUIPMENT, net of accumulated depreciation                              7,954                 7,676

OTHER ASSETS, net of accumulated amortization                                        5,151                 5,426
                                                                          -----------------     -----------------
               Total assets                                                   $     24,738          $     23,950
                                                                          =================     =================


The Condensed and Consolidated Balance Sheet at December 31, 1998, has been derived from the audited financial statements of the Company at that date.

          See Notes to Condensed and Consolidated Financial Statements

                     ADVANCED DEPOSITION TECHNOLOGIES, INC.

              CONDENSED AND CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                      (in thousands, except share amounts)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                          September 30,         December 31,
                                                                               1999                 1998
                                                                         ================      ===============
CURRENT LIABILITIES
     Due to financing institutions                                         $       2,827         $      3,589
     Accounts payable                                                              4,275                4,347
     Accrued expenses                                                                775                  643
     Current maturities of long-term obligations                                   2,102                1,764
                                                                         ----------------      ---------------
                Total current liabilities                                          9,979               10,343
                                                                         ----------------      ---------------

LONG-TERM OBLIGATIONS

     Revolving line of credit                                                      1,626                1,136
     Long-term obligations, net of current maturities                              4,866                4,010
                                                                         ----------------      ---------------
               Total liabilities                                                  16,471               15,489
                                                                         ----------------      ---------------
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                                         599                1,078
                                                                         ----------------      ---------------

STOCKHOLDERS' EQUITY;
     Preferred stock, $0.01 par value
          1,000,000 shares authorized, none issued                                    --                   --
     Common stock, $0.01 par value,
          10,000,000 shares authorized, 4,894,758 shares issued,
          4,830,648 and 4,253,950 shares outstanding at
          September 30, 1999 and December 31, 1998, respectively                      49                   43
     Additional paid-in capital                                                   11,900               11,177
     Accumulated deficit                                                          (3,989)              (3,848)
     Accumulated other comprehensive income (loss)                                  (161)                  95
                                                                         ----------------      ---------------
                                                                                   7,799                7,467
     Less treasury stock, 64,110 and 32,610 shares at cost at
     September 30, 1999 and December 31, 1998, respectively                         (131)                 (84)
                                                                         ----------------      ---------------
               Total stockholders' equity                                          7,668                7,383
                                                                         ----------------      ---------------
               Total liabilities and stockholders' equity                  $      24,738         $     23,950
                                                                         ================      ===============


The Condensed and Consolidated Balance Sheet at December 31, 1998, has been derived from the audited financial statements of the Company at that date.

          See Notes to Condensed and Consolidated Financial Statements

                     ADVANCED DEPOSITION TECHNOLOGIES, INC.

         CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

               (in thousands, except share and per share amounts)


                                                          Three Months ended              Nine Months Ended
                                                             September 30,                  September 30,
                                                       ------------------------        -----------------------
                                                           1999         1998               1999        1998
                                                       ---------      ---------        ---------     ---------
REVENUES:

     Product sales                                      $  6,023       $  6,346        $  18,432     $  18,285
     Royalties, license fees and other                       126            500              241           500
                                                       ---------      ---------        ---------     ---------
                                                           6,149          6,846           18,673        18,785

COST OF REVENUES                                           5,192          5,612           15,018        15,125
                                                       ---------      ---------        ---------     ---------
     Gross Profit                                            957          1,234            3,655         3,660

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                 759            625            2,716         2,388

RESEARCH AND DEVELOPMENT EXPENSES                             99             42              244           177

AMORTIZATION EXPENSE                                          54             73              161           215
                                                       ---------      ---------        ---------     ---------
         Operating income                                     44            494              534           880

INTEREST EXPENSE, NET OF INTEREST INCOME                     231            208              642           566

OTHER (EXPENSE)  INCOME                                      (37)            67                7           (36)
                                                       ---------      ---------        ---------     ---------
         Income (loss)  before income taxes and
           minority  interest                               (224)           353             (101)          278

INCOME TAXES (BENEFIT)                                       (12)           177               (6)           231

MINORITY INTEREST IN NET INCOME OF
     CONSOLIDATED SUBSIDIARY                                  44             44               53           150
                                                       ---------      ---------        ---------     ---------
          Net income (loss)                            $    (255)     $     132       $     (148)     $   (103)


                                                       =========      =========        =========     =========
NET INCOME (LOSS) PER SHARE                            $   (0.06)     $    0.03       $    (0.03)     $  (0.02)


                                                       =========      =========        =========     =========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING             4,305,219      4,264,476        4,267,600     4,267,394
                                                       =========      =========        =========     =========

          See Notes to Condensed and Consolidated Financial Statements

                     ADVANCED DEPOSITION TECHNOLOGIES, INC.

         CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                 (in thousands)

                                                                      Nine  months ended September 30,
                                                                         1999                   1998
                                                                   ===============        ===============
  CASH FLOWS FROM OPERATING ACTIVITIES:

            Net income / (loss)                                        $    (148)             $    (103)
            Other cash provided by (used in) operating activities           (338)                   252
                                                                   ---------------        ---------------
            Net cash provided by (used in) operating activities        $    (486)             $     149
                                                                   ---------------        ---------------
  CASH FLOWS FROM INVESTING ACTIVITIES

       Purchases of property and equipment                                (1,186)                (1,590)
       Decrease in investment in marketable securities                        21                     78
       Decrease in other assets                                              170                   (113)
                                                                   ---------------        ---------------
            Net cash used in investing activities                           (995)                (1,625)
                                                                   ---------------        ---------------

  CASH FLOWS FROM FINANCING ACTIVITIES

       Net borrowings / (repayments) under revolving line of
          credit                                                           1,097                   (261)
       Net repayments to financial institutions                             (671)                  (557)
       Net borrowings of long term obligations                               904                  2,347
       Repayment of bridge financing                                          --                 (1,000)
       Purchase of treasury stock                                            (48)                   (19)
       Exercise of stock options                                              20                     11
                                                                   ---------------        ---------------
            Net cash provided by financing activities                      1,302                    521
                                                                   ---------------        ---------------
              Net effect of exchange rates on cash and cash
              equivalents                                                      1                    155
                                                                   ---------------        ---------------

  NET DECREASE IN CASH                                                      (178)                  (800)

  CASH AND CASH EQUIVALENTS, beginning of period                              411                   919
                                                                   ---------------        ---------------

  CASH AND CASH EQUIVALENTS, end of period                             $      233            $      119
                                                                   ===============        ===============

          See Notes to Condensed and Consolidated Financial Statements

                     ADVANCED DEPOSITION TECHNOLOGIES, INC.

      NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               September 30, 1999

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

         In the opinion of the management of the Company, the accompanying financial statements reflect all adjustments that were of a normal recurring nature necessary for a fair presentation of the Company's results of operations and changes in financial position for the three and nine month periods ended September 30, 1999 and September 30, 1998. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

         c. Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                       September 30,          December 31,
                                           1999                  1998
                                     =================      ================
Raw materials /Supplies                    $    3,011            $    2,760
Work in process                                   332                   303
Finished goods                                  1,783                 1,905
                                     -----------------      ----------------
                                                5,126                 4,968
Less: Reserves for obsolescence                   617                   716
                                     -----------------      ----------------
          Total                            $    4,509            $    4,252
                                     =================      ================

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

         Total comprehensive income (unaudited) is as follows (in thousands):

                                                                        Nine Months ended
                                                                          September 30,

                                                                     1999               1998
                                                                 ===========        ===========
Net income (loss)                                                  $  (148)           $  (103)
Foreign currency translation adjustments                              (254)               155
Unrealized loss on investments in marketable securities                 (2)               (44)
                                                                 ===========        ===========
Total Comprehensive income /(loss)                                 $  (404)           $     8
                                                                 ===========        ===========

         g. Industry and geographic segments

         The Company's operations are classified into two business segments: food packaging applications and electronic capacitor operations.

         The following table shows sales, operating income (loss) and other unaudited financial information by industry segment as of and for the nine months ended September 30, 1999 (in thousands):


INDUSTRY SEGMENTS
-----------------                                        Food         Capacitor
                                                       Packaging     Applications                           Consolidated
                                                ================= ================ ================= == =================
September 30, 1999
Sales                                                    $ 3,343         $ 15,330                              $  18,673
                                                ----------------- ---------------- ----------------- -- -----------------

INDUSTRY SEGMENTS(Cont.)
------------------------                                 Food         Capacitor
                                                       Packaging     Applications                           Consolidated
                                                ================= ================ ================= == =================
September 30, 1999
Operating income (loss) before corporate
expenses, interest and taxes and minority
interest                                                  $  160           $  374                                    534
                                                ----------------- ---------------- ----------------- -- -----------------
Corporate income                                                                                                       7
Interest                                                                                                           (642)
                                                                                                        -----------------
Income before taxes and minority interest                                                                      $   (101)
                                                ================= ================ =================    =================
Identifiable assets at September  30, 1999              $  4,552         $ 17,126                              $  21,678
Corporate assets                                              --               --                                  3,060
                                                ----------------- ---------------- -----------------    -----------------
Total assets at September 30, 1999                                                                             $  24,738
                                                                                                        =================

         Geographic information for the following table shows sales, operating income (loss) and other financial information by industry segment as of and for the nine months ended September 30, 1999 (in thousands):

GEOGRAPHIC SEGMENTS
                                                United States        Spain            Malaysia           Consolidated
                                              ================ ================= ================== == =================
September 30, 1999
Sales                                                 $ 7,061           $10,667            $  945              $18,673
                                              ---------------- ----------------- ------------------ -- -----------------
Operating income (loss) before corporate
expenses, interest and taxes and minority
interest                                              $  (310)          $   767            $   77                  534
                                              ---------------- ----------------- ------------------ -- -----------------
Corporate income                                                                                                     7
Interest                                                                                                          (642)
                                                                                                       -----------------
Income before taxes and minority interest                                                                      $  (101)
                                              ================ ================= ==================    =================
Identifiable assets at September 30, 1999             $14,676           $ 8,896           $ 1,166              $24,738
                                              ================ ================= ==================    =================

3)       CASH AND CASH EQUIVALENTS

         The Company considers all investments purchased with original maturities of less than three months to be cash equivalents. Cash and cash equivalents consist of the following (in thousands):

                                       September 30,          December 31,
                                           1999                   1998
                                     =================      ================

Cash                                         $    233              $    411

4)       INVESTMENT IN MARKETABLE SECURITIES

         The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Investments" ("SFAS 115"), effective January 1, 1994. As of September 30, 1999 and December 31, 1998, investments in marketable securities that are classified as available-for-sale and are recorded at fair value, consisted of the following (in thousands):

                                       September 30,          December 31,
                                           1999                   1998
                                     =================      ================

Marketable Securities                         $    22               $    43

5)       COMMON STOCK PURCHASE WARRANTS

         The Company's Class B Redeemable Common Stock Purchase Warrants (the "IPO Warrants") expired on July 31, 1998.

6)       ACQUISITIONS

     Effective October 1, 1998, the Company, through its subsidiary DNA-ADTECH, S.A. ("DNA-ADTECH"), acquired 80% of the outstanding common stock of Kidamai SDN, a capacitor assembler and distributor located in Kuala Lumpur, Malaysia, for approximately $370,000 in the form of the cancellation of amounts due DNA for product sales. During 1998 the name of Kidamai SDN was changed to DNA-AD TECH (Asia) Sdn Bhd ("DNA (Asia)").

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

7)       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

         In March 1999, the Company entered into an agreement with DNA Export, S.A. to purchase certain shares of capital stock of DNA-ADTECH held by DNA Export, S.A. (the "Exchange Agreement"). This transaction was approved by the Company's Stockholders at the Company's annual meeting of stockholders on August 11, 1999, and brings the Company's total equity ownership in DNA-ADTECH to

81%. As consideration for the additional equity position in DNA-ADTECH, the Company issued 598,198 shares of its Common Stock to DNA Export, S.A. As a result of this transaction, Mr. Boxall, the owner of DNA Export, S.A. beneficially owns a total of 923,348 shares of the Company's Common Stock which represents approximately 19% of the Company's Common Stock and continues to own the remaining 19% of DNA-ADTECH.

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

         In December 1997, the Company purchased (the "ABSA Acquisition") 65% of the capital stock of Alexander Boxall, S.A. ("ABSA"), a corporation organized under the laws of Spain. ABSA manufactures and distributes AC capacitor components for lighting and motors. The Company purchased 50% of the capital stock of ABSA from Pedro Nunez-Barranco Guembe and the remaining 15% from Alexander Boxall. In connection with this transaction, the Company issued 280,000 shares of its Common Stock to Mr. Boxall in exchange for his 15% interest in ABSA. As part of the purchase price for his shares, Mr. Nunez-Barranco Guembe received a $990,000 note from the Company that is payable in December 1999. If the Company fails to pay Mr. Nunez-Barranco Guembe in 1999, Mr. Nunez-Barranco Guembe has the option to receive (i) the return of his 50% interest in DNA, provided he returns $2,800,000 in cash to the Company, less
(ii) liquidated damages of $340,000. Upon the closing of the ABSA Acquisition in December 1997, Mr. Boxall became a director of the Company and was subsequently appointed President of the Company in April 1999. ABSA was subsequently renamed DNA-ADTECH. In March 1999, the Company entered into an agreement with DNA Export, S.A. to purchase certain shares of capital stock of DNA-ADTECH held by DNA Export, S.A. (the "Exchange Agreement"). This transaction was approved by the Company's Stockholders at the Company's annual meeting of stockholders on August 11, 1999, and brings the Company's total equity ownership in DNA-ADTECH to 81%. As consideration for the additional equity position in DNA-ADTECH, the Company issued 598,198 shares of Common Stock to DNA Export, S.A. The transaction was consummated on September 20, 1999 and as a result thereof, Mr. Boxall, the owner of DNA Export, S.A. beneficially owns a total of 923,348 shares of Common Stock, or approximately 19% of the Company's Common Stock and continues to own 19% of DNA-ADTECH. In addition, in March 1999, Alexander Boxall and the Company entered into a Repayment Agreement (the "Repayment Agreement") pursuant to which the parties agreed that in the event that the Company is unable to pay the amounts outstanding under the promissory note issued to Pedro Nunez Barranco Guembe in connection with the previous acquisition of his shares of DNA-ADTECH, on or before maturity without compromising the Company's plan for growth, Alexander Boxall will repay the entire balance and will give the Company an additional period of one year to repay the balance. Mr. Boxall will have the right at any time after January 1, 2001 through March 1, 2001, to convert all or part of the outstanding balance into shares of Common Stock at a purchase price per share equal to the average sales price of the Common Stock for the month of December 2000, subject to a $3.50 per share minimum. If Mr. Boxall does not elect to convert the outstanding balance, the Company may elect after January 31, 2001 to redeem such amount for shares of Common Stock at a redemption price equal to the average sales price of the Common Stock for the twenty business days preceding the date of redemption.

         As of September 30, 1999 the $990,000 note payable to Mr. Nunez-Barranco Guembe has been reclassified to long term status since the Repayment Agreement with Alexander Boxall, mentioned above, moves the repayment date to January 1, 2001. Additionally, the balance sheet in this report reflects the recording of the issuance of 598,198 shares of the Company's Common Stock to DNA Export, S.A. at a market price of $1.09 resulting in additional goodwill of $170,000 to be amortized over 23 years.

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

         The United States Patent and Trademark Office informed the Company that is has received U.S. Pat No. 5,953,202 entitled, "High Energy Density Capacitor Films and Capacitors made therefrom". The Company received a favorable response to its European patent application for the same. A new patent application for a microwave vented package was applied for and these products are now being sold in the United Kingdom and Europe. The Company expects these products will also generate new revenues with United States customers in the year 2000. In Europe, the Company was granted a patent for its Safety Susceptor which is becoming the industry standard in several countries. The Company expanded its licensing agreement with FCP in Bremen, Germany to include flexible microwave applications in addition to the license the Company sold to FCP in late 1998.

         We anticipate UL approvals for capacitors in late 1999 or early 2000. New production equipment arrived in Taunton in October of 1999 and has been fully installed. Commissioning of the machine and training of production staff is commencing. Management believes that this addition will support demand for the Company's standard capacitor films, microwave films and new HED films. The Company has also established an electronic capacitor division in Madrid, Spain.

         The Company also expanded some of our web presence by improving our primary web site (www.adtc.net) and we added two new web sites specifically for e-commerce transactions of consumer microwave products, (www.microwavecook.com) and (www.microheatnserve.com) in the beginning of the fourth quarter. These web e-commerce activities will be expanded upon in the year 2000.

         The Company's revenue to date has been primarily from sales to the capacitor and microwave packaging markets.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

         REVENUES. Revenues decreased to $6,149,000 for the three months ended September 30, 1999, as compared to $6,846,000 for the three months ended September 30, 1998, a decrease of 10.2%. The primary reasons for the sales shortfall include a decline in license sales from 1998 and lower output caused by the necessary shutdown of certain machines in our Taunton facility in order to prepare for the installation of a new metallizer. Revenues from our Spain capacitor operation were 1% lower than the same quarter in 1998 mainly due to the three week vacation shutdown as compared to two weeks in 1998. Increased production in the remaining period offset the greater part of this loss in Spain.

         COST OF REVENUES. Cost of revenues decreased 7.5% to $5,192,000 (86.2% of product sales) for the three months ended September 30, 1999, compared to $5,612,000 (88.4% of product sales) for the three months ended September 30, 1998 due to a product sales decrease of 10.2% caused primarily by the factors described in "Revenues" above.

         GROSS PROFIT. Gross profit decreased 22.4% to $957,000 (15.9% of product sales) for the three months ended September 30, 1999, compared to $1,234,000 (19.4% of product sales) for the three months ended September 30, 1998. The decrease in gross profit was due primarily to the changes in the Taunton facility described in the above section titled "Revenues".

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 21.4% to $759,000 (12.6% of product sales) for the three months ended September 30, 1999, compared to $625,000 (9.8% of product sales) for the three months ended September 30, 1998. The primary reason for the increase was the inclusion of incremental expenses for 1999 associated with subsidiaries in Malaysia and Denmark that were not part of the Company in these same periods in 1998.

         RESEARCH AND DEVELOPMENT. Research and development expenses increased 136% to $99,000 for the three months ended September 30, 1999, compared to $42,000 for the three months ended September 30, 1998. Development expenses in 1999 have increased primarily due to increased demand by prospective customers for product samples from the Taunton facility. We remain optimistic that this investment will result in increased future revenue.

         AMORTIZATION. Amortization expenses decreased 26% to $54,000 during the three months ended September 30, 1999, compared to $73,000 for the three months ended September 30, 1998. The change was primarily due to the impairment of the license with Fort James in the fourth quarter of 1998 which resulted in the elimination of amortization for that long-lived asset.

         OPERATING INCOME (LOSS). The Company generated operating income of $44,000 for the three months ended September 30, 1999, compared to operating income of $494,000 for the three months ended September 30, 1998. The decrease was primarily caused by the decline in license sales and the necessary shutdown of certain machines in our Taunton facility as explained in "Revenues" above.

         NET INTEREST EXPENSE. Net interest expense increased 11% to $231,000 for the three months ended September 30, 1999, compared to $208,000 for the three months ended September 30, 1998. The increase was attributed to increases in debt balances due to financial institutions and a higher prime lending rate.

         OTHER INCOME (EXPENSE). Other expense totaled $37,000 during the three months ended September 30, 1999, compared to other income of $67,000 for the three months ended September 30, 1998. The other income in 1998 generated was derived primarily from insurance settlements.

         INCOME TAXES. The company had a tax benefit of $12,000 for the three months ended September 30, 1999, compared to $177,000 tax provision for the nine months ended September 30, 1998. Income tax expense in 1998 was attributable to the profits generated by DNA-ADTECH.

         MINORITY INTEREST. Minority interest was unchanged at $44,000 for the three months ending September 30, 1999 compared to the three months ending September 30, 1998.

         NET INCOME (LOSS). The Company generated a net loss of $255,000 during the three months ended September 30, 1999, as compared to a net gain of $132,000 for the three months ended September 30, 1998. This decrease was the result of the lower licensing income and revenue decrease, primarily for the reasons described in "Revenues" above.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

         REVENUES. Revenues were $18,673,000 for the nine months ended September 30, 1999, compared to $18,785,000 for the nine months ended September 30, 1998, a modest decrease of .6%. The decrease was primarily due to a change over of equipment in our U.S. facility in the third quarter. All the equipment is now fully installed and we are actively working through the back orders created by the shutdown. A new metallizer has been delivered and we expect production output during the second half of November. Once the new machine is fully operational, a plan to optimise the output of our existing metallizers will be implemented.

         COST OF REVENUES. Cost of revenues decreased .7% to $15,018,000 (81.5% of product sales) for the nine months ended September 30, 1999, compared to $15,125,000 (82.7% of product sales) for the nine months ended September 30, 1998 on a sales decrease of .6%. Higher costs associated with the equipment relocation at the U.S. operation were offset by reductions in raw material costs.

         GROSS PROFIT. Gross profit decreased .1% to $3,655,000 (19.8% of product sales) for the nine months ended September 30, 1999, compared to $3,660,000 (20.0% of product sales) for the nine months ended September 30, 1998. In addition to the reasons described in "Revenue" section above, the reduction in license sales from 1998 was a key factor to lower gross profit in 1999.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 13.7% to $2,716,000 (14.7% of product sales) for the nine months ended September 30, 1999, compared to $2,388,000 (13.1% of product sales) for the nine months ended September 30, 1998. Selling, General and Administrative expenses have increased due to operating expenses attributable to newly acquired subsidiaries in Malaysia (acquired 10/98) and a joint venture with Microtech A/S (beginning this year). Additionally, the payment of bank waiver fees associated with noncompliance of bank covenants at year end 1998 contributed to increased expenses in 1999.

         RESEARCH AND DEVELOPMENT. Research and development expenses increased 37.9% to $244,000 for the nine months ended September 30, 1999, compared to $177,000 for the nine months ended September 30, 1998. Development expenses in 1999 have increased primarily due to increased demand by prospective customers for product samples from the Taunton facility. We remain optimistic that this investment will result in increased future revenue.

         AMORTIZATION. Amortization expenses decreased 25.1% to $161,000 during the nine months ended September 30, 1999, compared to $215,000 for the nine months ended September 30, 1998. The change was primarily due to the impairment of the license with Fort James in the fourth quarter of 1998 that resulted in the elimination of amortization for that long-lived asset.

        OPERATING INCOME (LOSS). The Company generated operating income of $534,000 for the nine months ended September 30, 1999, compared to operating income of $880,000 for the nine months ended September 30, 1998. Equipment relocation at the Taunton facility resulted in a back order condition and lower output that translated into lower revenue and lower profit. This was partially offset by the elimination of amortization expense associated with the Fort James license.

        NET INTEREST EXPENSE. Net interest expense increased 13.4% to $642,000 for the nine months ended September 30, 1999, compared to $566,000 for the nine months ended September 30, 1998. The increase was due to increases in debt balances due to financial institutions and a higher prime lending rate.

        OTHER INCOME (EXPENSE). Other income totaled $7,000 during the nine months ended September 30, 1999, compared to other expense of $36,000 for the nine months ended September 30, 1998. Product quality insurance settlement and the associated cancellation of accounts payable by a related party doing business with DNA Asia were partially offset by foreign currency transaction expense.

        INCOME TAXES. The Company had a tax benefit of $6,000 for the nine months ended September 30, 1999, compared to $231,000 for the nine months ended September 30, 1998. Changes in tax deductions and lower profit results in Spain for the first nine months of 1999 were key factors for the decrease.

        MINORITY INTEREST. Minority interest was $53,000 for the nine months ending September 30, 1999 compared to $150,000 for the nine months ending September 30, 1998.

        NET INCOME (LOSS). The Company generated a net loss of $148,000 during the nine months ended September 30, 1999, as compared to a net loss of $103,000 for the nine months ended September 30, 1998 as a result of the factors described in the "Operating Income / Loss" and "Net Interest Expense" sections above.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

        The Company had working capital of approximately $1,654,000 at September 30, 1999, compared to working capital of $505,000 at December 31, 1998. The increase in working capital primarily reflects the reclassification of the Nunez note of $990,000 as long term debt, partially offset by reclassifying a portion of the M&E loan (as described below) to current liabilities.

        Cash used in operating activities was $486,000 for the nine months ended September 30, 1999, compared to cash provided by operating activities of $149,000 during the nine months ended September 30, 1998. Cash used in operating activities for the nine months ended September 30, 1999 resulted primarily from increases in accounts receivable and inventories, partially offset by non-cash charges to income and increases in accounts payable.

        The Company used $1,186,000 in cash during the nine month period ended September 30, 1999 to purchase property and equipment in order to add manufacturing capacity and increase the efficiency of existing equipment at the Taunton and Madrid production facilities. During the third quarter, amounts outstanding under the M&E loan increased by $667,000 to a total due to date of $1,147,000. At present, the remaining commitment for a new metallizer is approximately $250,000. The current status of the new metallizer is described below.

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

         The Company uses the Line of Credit for working capital. Borrowings under the Line of Credit bear interest at a rate per annum equal to the bank's prime lending rate plus 1%. Amounts outstanding under the Line of Credit was increased from $1,335,704 as of June 30, 1999 to $1,625,704 as of September 30, 1999. The Term Loans are being repaid in monthly payments of $62,500, commencing January 1999 with a balloon payment of $1,875,000 in July 2001. Through September 30, 1999, the Company has paid down $562,500 of the Term Loans. Interest is payable monthly at the bank's prime rate plus 1.25%.

         On September 24, 1998, the Company closed on a line of credit with its principal lender for the purchase of machinery and equipment (the "M&E Loan"). The M&E Loan allows the Company to borrow up to $2,000,000 for the purchase of machinery and equipment. Interest is payable monthly at the bank's prime rate plus 1.25%. The M&E Loan was originally set to be repaid over 60 equal monthly installments commencing in October, 1999. This was, however, based on delivery and installment of the machinery by June 1999. The acceptance of the new machine has been delayed due to unforeseen delays caused by the supplier of the machinery. The machine was delivered October 25, 1999 and we expect production by mid November to contribute to fourth quarter revenues. We believe this new production equipment has the working capacity to produce annually in excess of $5,000,000 in incremental revenue. The Revolving Credit and Loan Agreement with our principal lender was modified September 2, 1999 to include a temporary over advance amount of $500,000 on our Revolving Line of Credit that is payable over 18 months beginning January 2000 and modification of the repayment start date of the M&E Loan from October 1999 to April 1, 2000. The Line of Credit remains at a maximum of $2,000,000. The Company has drawn down $1,146,731 of the M&E Loan as of September 30, 1999. Another modification of the revised Loan Agreement was financial covenants pertaining to the fixed loan agreements and the revolving line of credit agreement. Management plans to closely monitor its cash requirements during this period of new equipment start-up and anticipates tighter than normal cash flow conditions until revenues from the new machine are generated.

         At year-end 1998, our primary lending institution agreed to waive certain events of default relating to financial covenants until January 1, 2000 at a cost of $25,000.

         Management believes that the Company's cash and cash equivalents together with its credit facilities and expected cash flows from operations, should provide sufficient funds to meet the Company's current and future cash requirements and allow the Company to continue its marketing and development efforts. There can, however, be no assurance that cash flows will improve in an amount sufficient to allow the Company to fund its current obligations and operating expense.

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

INFLATION
---------

         During 1998 and the nine months of 1999, the Company did not experience any inflation for raw materials and unit selling prices.

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

     The Company has projected the cost to rectify the existing non-compliant systems to be approximately $25,000, representing approximately 10% of the Company's Information Technology budget for 1999. The Company anticipates that these systems will be Year 2000 compliant by the mid December 1999. No other Information Technology projects have been deferred as a result of the Year 2000 project. While it is understood by the Company that such non-compliance could have a material effect on the Company's business, results of operations or financial condition, management is currently developing strategies and alternatives.

     On October 18th, 1999 the Company hired Kathleen Spellman as Director of Information Technology. Ms. Spellman has been involved in several successful Y2K Compliance Projects in previous positions. Ms. Spellman will take the Company's Y2K project through completion. The upgrading process of hardware and operating platforms has already begun. Contingency plans are being put into place that are focused on insuring that our key production equipment (metallizers) are operational on January 1. The imbedded microprocessors in our three older metallizers are being tested for Y2K on November 23, 1999. Our contingency plan includes potentially rolling back the date on these older machines since the actual date is not critical to our operation. The Company believes that all equipment will meet standards and or be operational by mid December 1999.

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

BUSINESS FACTORS
----------------

         This report may contain certain forward-looking statements that are subject to certain risks and uncertainties. These statements include statements regarding (i) the Company's liquidity; (ii) the effect of seasons on its revenues, (iii) the Company's Year 2000 readiness; (iv) the Company's future cash requirements; (v) the Company's ability to obtain UL approvals, (vi) the Company's expected production and revenues from new machinery, (vii) the expected demand for capacitor, microwave and HED films and (viii) the ability of the new line of credit to improve short-term cash flow management, (ix) the Company's expected revenues from increased research and development expenditures
(x) the Company's ability to incorporate e-commerce in our business. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the following: uncertainties regarding the performance advantages of the Company's PMP products and products in development, market responses to pricing actions, continued competitive factors and pricing pressures, the timely acceptance of new products, inventory risk due to shifts in market demand, the development of competing or superior technologies or products from other manufacturers, many of which have substantially greater financial, technical and other resources than the Company, dependence on key personnel, the variation in the Company's operating results, technological change, the Company's ability to develop and protect proprietary products and technologies, the availability of additional capital on acceptable terms, if at all, to fund expansion, and general economic conditions. For further information, refer to the more specific risks and uncertainties discussed throughout this report.

                           PART II - OTHER INFORMATION

Item 2. Changes in Securities

In March 1999, the Company entered into an agreement with DNA Export, S.A. to purchase certain shares of capital stock of DNA-ADTECH held by DNA Export, S.A. (the "Exchange Agreement"). This transaction was approved by the Company's Stockholders at the Company's annual meeting of stockholders on August 11, 1999, and brings the Company's total equity ownership in DNA-ADTECH to 81%. As consideration for the additional equity position in DNA-ADTECH, the Company issued 598,198 shares of its Common Stock to DNA Export, S.A. As a result of this transaction, Mr. Boxall, the owner of DNA Export, S.A. beneficially owns a total of 923,348 shares of the Company's Common Stock which represents approximately 19% of the Company's Common Stock and continues to own the remaining 19% of DNA-ADTECH. This transaction was consummated on September 20, 1999 and was exempt from registration pursuant to Regulation D of the Securities Act of 1933, as amended.

Item 4. Submission of Matters to a vote of security holders

         The Company held its Annual Meeting of Stockholders on August 11, 1999, and the following matters were voted on at that meeting:

         1. The election of Glenn J. Walters and Alexander P. Boxall as Class III Directors, to serve for a three year term of office expiring in 2002 and until their successors are duly elected and qualified. The following chart shows the number of votes cast for or against the election of Messrs. Walters and Boxall, as well as the number of abstentions and broker non-votes.

                     For              Against      Abstain     Broker Nonvotes
                     ---              -------      -------     ---------------

Mr. Walters       3,377,126           85,950          N/A            N/A

Mr. Boxall        3,382,151           80,925          N/A            N/A


         2. The proposal to approve an exchange agreement, dated March 23, 1999 by and among the Company, DNA Export, S.A. and Alexander P. Boxall. The following chart shows the number of votes cast for or against the proposal, as well as the number of abstentions and broker non-votes.


                     For              Against      Abstain     Broker NonVotes
                     ---              -------      -------     ---------------
                  1,563,635          122,325       15,670         1,761,446


         3. The proposal to ratify the appointment of BDO Seidman, LLP as independent accountants for the Company for the fiscal year ending December 31, 1999. The following chart shows the number of votes cast for or against the proposal, as well as the number of abstentions and broker non-votes.

                     For              Against      Abstain     Broker NonVotes
                     ---              -------      -------     ---------------
                  3,390,326           57,650       15,100                 0


Item 6. Exhibits and Reports filed on Form 8-K

(a)      See Exhibit Index

         (b) The Registrant did not file any reports on Form 8-K during the quarter ended September 30,1999.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

                                        Advanced Deposition Technologies, Inc.
                                        --------------------------------------
                                        Registrant


November 15, 1999                            /s/ Glenn J. Walters
------------------                      -------------------------------------
                                        Glenn J. Walters
                                        Chief Executive Officer
                                        And Treasurer

November 15, 1999                           /s/ Joseph P. Keller             .
------------------                      --------------------------------------
                                        Joseph P. Keller
                                        Controller (principal financial and
                                        accounting officer)

                                  EXHIBIT INDEX
                                  -------------


                  Exhibit                        Description
                  -------                        -----------

                  27.1                           Financial Data Schedule