Form 10KSB
period 1999-12-31
ADVANCED DEPOSITION TECHNOLOGIES INC
filed 2000-04-12
CIK 909963

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                         COMMISSION FILE NUMBER 1-12230

                     ADVANCED DEPOSITION TECHNOLOGIES, INC.
           (NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                                    DELAWARE
                 (STATE OR OTHER JURISDICTION OF INCORPORATION)

                                   04-2865714
                       (I.R.S.EMPLOYER IDENTIFICATION NO.)

                       580 MYLES STANDISH INDUSTRIAL PARK
                          TAUNTON, MASSACHUSETTS 02780
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                    ISSUER'S TELEPHONE NUMBER: (508) 823-0707

SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

        TITLE OF EACH                            NAME OF EACH EXCHANGE ON
           CLASS                                     WHICH REGISTERED
           -----                                     ----------------
        Common Stock                              Boston Stock Exchange

SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT: NONE

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES (X) NO ( )

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

     The Registrant had revenue of approximately $25,030,000 in its most recent fiscal year.

     The aggregate market value of the Common Stock held by non-affiliates of the registrant, (without admitting that any person whose shares are not included in determining such value is an affiliate) based upon the average closing bid and asked prices of the Common Stock on March 23, 2000 was $8,795,335.

     The number of shares outstanding of the Registrant's Common Stock as of March 23, 2000 was 4,894,758.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant hereby incorporates by reference into Part III of this report portions of its proxy statement for the 2000 annual meeting of stockholders, which the Registrant intends to file within 120 days of the Registrant's fiscal year ended December 31, 1999.

     Transitional Small Business Disclosure Format: Yes   No (X)

ITEM 1.   DESCRIPTION OF BUSINESS

OVERVIEW

     Advanced Deposition Technologies, Inc. (the "Company") develops, manufactures, markets and sells standard and proprietary metallized capacitors and a variety of other metallized films for energy management applications. The Company's primary markets are the lighting and motor capacitor market, metallized film capacitor market and the microwave food packaging market. The Company produces metallized films by applying an ultra-thin layer or layers of vaporized metal onto different types of polymer films. The Company has the capability to print these metals at high resolutions through its proprietary Pattern Metallized Printing ("PMP") process for its patented and patent pending products. These thin films are then incorporated into a wide variety of end-use applications such as capacitors for florescent lighting, motors, power factor correction systems and microwave food packaging for pizza, popcorn, pastries, and other foods. The Company has also developed and manufactured, on a limited basis for evaluation purposes, other patented or patent pending products that use the Company's PMP technology, such as authentication holograms, electronic article surveillance tags, electrostatic discharge materials, retroreflective films, and solar protective films.

     The Company began operations in 1985 as a Massachusetts corporation supplying metallized film to the electronic capacitor industry. In 1989, the Company developed and introduced metallized films in patterns for use in microwave food packaging applications. In July 1993, the Company was reincorporated as a Delaware corporation. Since 1993, the Company has actively pursued the development of new products for food and other industries based on its PMP process. In the first quarter of 1999, the Company introduced a new and improved microwave browning and crisping bag under the tradename, "Micro Heat N' Serve(R)" and expects to market this using e-commerce. The improvements relate to a reconfigured bag and an entirely new pattern of metal to optimize the heating. See "Marketing and Distribution". In 1997 and 1998, the Company acquired controlling interests in DNA-AD TECH of Madrid, Spain and Kidamai of Kuala Lumpur, Malaysia DNA-AD TECH (Asia) Sdn Bhd ("DNA-Asia"). Both of these acquisitions gave the Company the ability to produce metalized film capacitors for lighting and motor applications. It also broadened the Company's geographic sales to over fifty countries.

     As a result of the DNA-ADTECH Madrid and the DNA-Asia acquisitions, the Company's revenues to the electronic capacitor industry account for a significant part of its current and future business. The Company also expects that sales of products that utilize the Company's proprietary manufacturing technologies and/or its owned or licensed patents will account for a substantial portion of its anticipated future growth in revenues.

     Over the past year the Company received several new patents. Patent number 5,953,202 relates to metallized films and capacitors that are safer, smaller and lighter in weight, thus have higher energy density than traditional designs. These new films use the Company's proprietary PMP process that has been incorporated in 50% of the Company's production capacity.

     The Company's executive offices are located at 580 Myles Standish Industrial Park, Taunton, Massachusetts, 02780. Its telephone number is (508) 823-0707.

MARKETS AND PRODUCTS

     Since the Company's inception, the majority of the Company's sales have been to the electronic and alternating current ("AC") capacitor market. In 1989, the Company decided to find new product areas and focused on establishing itself as a technology and market leader for providing film used in the microwave food packaging market. As a result of the DNA-ADTECH and DNA-Asia acquisitions, the Company also produces and sells electronic capacitors and related products for the lighting, motors and electronic equipment industries. The Company believes that it benefits from additional technical support from DNA-ADTECH that enables the Company to more quickly develop new film technology by shortening the testing and acceptance cycle of new products. The Company also believes that the above mentioned acquisitions have resulted and will continue to result in favorable economies of scale. See "Products and Processes Under Development."

   ELECTRONIC CAPACITORS

     Electronic capacitors store and transmit energy in electronic and electric devices present in a wide variety of items such as computers, appliances, light ballasts, automotive engines, air conditioners and audio equipment. Metallized film is the strategic raw material for electronic capacitor functionality in these products. The Company currently supplies such metallized film to many of the major, technically advanced manufacturers of capacitors and is one of four primary suppliers of metallized film for these applications in the United States. Beginning in 1995, using the Company's PMP process, the Company began introducing new products to the capacitor market for high energy, self-protected capacitors, also known as segmented electrode materials. These new materials were patented to enable metallized film capacitors to be produced smaller, lighter, safer and more cost effectively. Through DNA-ADTECH, the Company manufactures a wide range of electronic capacitors and capacitor products used primarily for lighting and motor applications and exports to over 50 countries. See "Products and Processes Under Development."

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

     In 1994, the Company developed and patented a fuse susceptor film based on PMP technology, which it markets under the name Safety Susceptor(TM). Safety Susceptor(TM) metallized film is designed to be used in active, flexible and rigid microwave food packaging to heat food more evenly, crisp the outside of food, and reduce the occurrence of cold spots. It is also designed to reduce the occurrence of package charring and the possibility of burning if a package is overheated due to human error when setting cooking time or otherwise. The Company incorporates Safety Susceptor(TM) film in its Micro Heat N' Serve(R) Microwave Cooking Bags. In 1999 the Company introduced a new patent pending package for improved heating of pizza. This elevated and vented paperboard tray is currently being sold in Europe in significant quantities. The Company has developed other proprietary and patented metallized films for microwave food packaging based on PMP technology that it currently sells for new product applications. Web sites have been established specifically for e-commerce transactions of consumer microwave products. See "Marketing and Distribution."

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

MARKETING AND DISTRIBUTION

     The Company markets and sells metallized capacitor film primarily through direct factory contacts with its major customers. The Company's capacitor and capacitor products are sold through direct contacts, sales representatives and distributors. The Company markets and sells its microwave film products using inside sales staff and through manufacturer's representatives, technical presentations, advertising and participation in industry trade shows and conferences.

     The Company also expanded some of its web presence by improving its primary web site (www.adtc.net) and added two new web sites specifically for e-commerce transactions of consumer microwave products, (www.microwavecook.com) and (www.microheatnserve.com) in the beginning of the fourth quarter of 1999. These web E-commerce activities will be expanded upon in the year 2000.

There were no customers accounting for 10% or more of Company sales in 1999 or 1998.

PRODUCTS AND PROCESSES UNDER DEVELOPMENT

     The Company's research and development activities are focused on the development of new proprietary processes and patented products and on enhancements to its production equipment. Company-funded research and development expenditures totaled approximately $340,000 and $356,000, or 1.4% and 1.5% of total revenues, during 1999 and 1998, respectively.

     The Company continues to improve its PMP process. The Company has enhanced its proprietary metalization process to enable high-resolution deposition (up to 130 dots per inch) of metals onto polymer film. This enhanced metalization process has resulted in the manufacture of new products such as authentication holograms, which the Company has sold on a limited basis for evaluation purposes.

     The Company's focus has been on the capacitor and packaging business and will reexamine other opportunities in the future.

TECHNOLOGY AND MANUFACTURING PROCESS

     The Company's corporate office is located in Taunton, Massachusetts. The Company's manufacturing facilities are located in Taunton, Massachusetts, Madrid, Spain and Kuala Lumpur, Malaysia.

     At its 30,000 square foot film metallizing facility in Taunton, the Company currently operates four vacuum metallizers, the primary pieces of production equipment used in its manufacturing process, to metallize film used in all of its film products and film products under development. The Company has enhanced all of its vacuum metallizers with proprietary improvements to enable them to deposit vaporized metal onto plastic film in single or multiple coatings and in patterns. Variations in metal thickness and patterns will influence and modify different energy spectrums.

     Within a vacuum metallizer, rolls of plastic film are fed through a vacuum chamber where a metal vapor, usually aluminum or zinc, is deposited onto the film. After cooling, the film is cut to customer specifications using automated slitters, and then packaged and shipped to customers in the form of boxed rolls of film. With respect to the Company's packaging product line, the Company subcontracts printing and laminating functions to unaffiliated third parties, who complete the product using the Company's metallized film.

     The production of capacitors involves taking metallized rolls and winding them into small, individual cylinders frequently called "sections". These sections are then end-sprayed, leads are attached and placed in a protective case. The final capacitors are sold in over fifty countries and used for a variety of applications such as lighting, motors, power regulation and energy distribution.

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

     At its 70,000 square foot, capacitor manufacturing facility in Madrid, the Company operates many types of winding and assembly equipment, the primary pieces of equipment in the manufacture of electronic capacitors. Much of the equipment in the Madrid facility has been engineered to maximize production efficiency, and the Company is now completing its two year-long program to double its capacity. The manufacture of capacitors incorporates two primary operations: the winding of metallized film into the required capacitor size and the subsequent encapsulation of the windings into various containers. The Company has implemented automated computer processes and quality control checks throughout its production processes. See "Markets and Products".

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

PATENTS AND PROPRIETARY TECHNOLOGY

     The United States Patent and Trademark Office informed the Company of issuance of U.S. Pat No. 5,953,202 entitled, "High Energy Density Capacitor Films and Capacitors made therefrom". The Company received a favorable response to its European patent application for the same. A new patent application for a microwave vented package was applied for and these products are now being sold in the United Kingdom and Europe. The Company expects these products will also generate new revenues with United States customers in the year 2000. In Europe, the Company was granted a patent for its Safety Susceptor which is becoming the industry standard in several countries. The Company expanded its licensing agreement with FCP in Bremen, Germany to include flexible microwave applications in addition to the license the Company sold to FCP in late 1998.

     We anticipate UL approvals for capacitors by the first half of year 2000. The Company has also established an electronic capacitor division in Madrid, Spain.

     The Company has been granted 15 patents and has 5 United States and 7 foreign patent applications pending in the U.S. Patent and Trademark Office. Of the active patents, the expiration dates range from January, 2011 through April, 2016. Most of the Company's patents and patent applications pertain to (i) vaporized metals deposited onto substrates (ii) microwave products, such as the Company's Micro Heat N' Serve(R) Microwave Cooking Bags, and (iii) security holograms. The Company also has 2 patent disclosures for which patent applications are in process. In addition, the Company has several pending patent applications in Europe and Japan. The Company's patent and trade secret rights are of material importance to the Company and its future business prospects. The Company is also a licensee of an additional 26 patents under its agreement with Fort James Corporation. To date, no legal action has been initiated against the Company for infringement of patents. The Company also relies on trade secrets that it seeks to protect, in part, through confidentiality agreements with employees, consultants and other parties.

INSURANCE

     The Company maintains coverage for the customary risks inherent in the operation of a manufacturing facility, the supply of home-use products, and business in general.

COMPETITION

     The electronic capacitor film market is highly competitive in respect to quality, delivery time and price. Several of the Company's competitors in the metallized film industry have greater financial, marketing, technical and other resources than the Company. In addition, the Company's primary competitors in the metallized film market produce their own polymer film. In the capacitor products market, there are numerous world-wide suppliers and customers. The electronic capacitor products market is also highly competitive in respect to quality, delivery time and price

     The microwave food packaging industry is competitive and subject to changes in the types of food products requiring packaging, food preparation, and methods of preparing and cooking food. The Company competes with numerous local, regional and national providers of food packaging and food packaging supplies. Competition in this industry is based upon the quality of metallized film, technological improvement, service and price.

EMPLOYEES

     As of March 1, 2000, the Company had 262 full-time employees, of which 33 are located at the Corporate/Manufacturing facility in Taunton, Massachusetts, 191 are located at the DNA-ADTECH facility in Madrid and 38 are located in Malaysia. Of the total employees, six are executive officers, two of which also perform research and development and marketing functions. A total of 58 employees were involved with selling, manufacturing support and administration and the remaining were involved with direct manufacturing. None of the Company's employees at its Taunton facility are represented by a labor union. The employees at the DNA-ADTECH facility in Madrid are represented by a nine-member work council, obligatory in Spain, who are mostly members of the Spanish trade union, "Comisiones Oberas." DNA-ADTECH's labor relations are governed by the Collective Bargaining Agreement on metal activities currently in force in the Madrid region, which sets forth suggested annual salary increases in accordance with increases in the consumer price index. None of the Company's employees at its Kuala

Lumpur, Malaysia facility are represented by a labor union. Management believes that relationships with its employees at all three facilities are satisfactory.

ACQUISITIONS

     Effective October 1, 1998, the Company, through DNA-ADTECH, acquired 80% of the outstanding common stock of Kidamai, for approximately $370,000 in the form of the cancellation of amounts due DNA for product sales. During 1998 the name of Kidamai was change to DNA-AD TECH (Asia) Sdn Bhd ("DNA-Asia").

     In February 1999, the Company established a joint venture with Trykko Pack of Denmark and currently has an 82% equity position in the newly formed company called MICROTECH A/S of Denmark. MICROTECH A/S is managed by Steen Pedersen, managing director of Trykko Pack. MICROTECH A/S has one employee and a salesman located in England. The purpose of the company is to: (1) manage a technology licensing program for Europe of the Company's patented Safety Susceptor product,
(2) educate the European market on the Company's microwave film products, (3) work with our licensees in Europe and (4) establish Safety Susceptor as a European standard.

ITEM 2.   DESCRIPTION OF PROPERTY.

     The Company maintains its principal executive offices and its metalizing operations in an approximate 30,000 square foot leased facility in Taunton, Massachusetts. The Company pays rent and real estate taxes, which combined currently amount to approximately $21,000 per month, (excluding utilities). The lease expires on March 31, 2004. The Company's capacitor manufacturing operations are maintained in an approximate 70,000 square foot leased facility in Madrid, Spain. DNA-ADTECH pays rent, on one part, to a related party of approximately $14,000 per month plus utilities and taxes pursuant to a lease that expires on December 31, 2006 and on another part to a non-affiliate of approximately $4,000 per month pursuant to a lease which expires on June 30, 2001. DNA-Asia capacitor-manufacturing operations are maintained in an approximate 7,500 square foot leased facility in Kuala Lumpur. DNA-Asia pays rent of approximately $2,100 per month plus utilities and taxes pursuant to a lease that expires in November 2000. The Company believes that its facilities are adequate for its current needs.

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

     The following table sets forth the range of high and low bid prices for the Common Stock as reported by NASDAQ since January 1, 1998. These prices reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

                                    HIGH       LOW
                                    ----       ---
     1998
          First Quarter......      $4.313    $ 3.00
          Second Quarter.....      $ 3.75    $ 1.75
          Third Quarter......      $2.875    $ 1.03
          Fourth Quarter.....      $ 2.00    $ 1.00

     1999
          First Quarter......     $2.9375   $1.3125
          Second Quarter.....     $1.4688   $ 1.125
          Third Quarter......     $1.4375   $1.0312
          Fourth Quarter.....     $1.5625   $ .9375

   STOCKHOLDERS

     As of March 23, 2000, there were 80 shareholders of "record" of the Common Stock.

   DIVIDENDS

     The Company has never paid cash dividends on its Common Stock. The Company currently expects to retain all future earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company's financing arrangement with its principal lender prohibits the payment of cash dividends by the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     The Company recorded a net loss for 1999 of $638,000 as compared to a net loss for 1998 of $2,695,000. Several factors contributed to the financial results for 1999. Consolidated revenues of $25,030,000 were 6.5% better than 1998. During the third and fourth quarter, the US operation experienced lower output caused by the necessary shutdown of certain machines in our Taunton facility in order to prepare for the installation of a new metallizer. This resulted in production delays and higher costs while working through a backlog of sales orders. The machine was delivered in late October 1999 and was in the final stages of readiness by year end. We believe this new production equipment has the working capacity to produce annually in excess of $5,000,000 in incremental revenue. Management believes that this addition will support demand for the Company's standard capacitor films, microwave films and new HED films.

     Revenues in Spain decreased 2.3% from 1998. Unit output of capacitors increased by 12% during the year. This increase in output was not completely reflected in revenues due to lower world selling prices and currency adjustments.

     Total Company interest expense for 1999 was $789,000, with $480,000 attributed to U.S. operations and $309,000 to Spain.

     On March 23, 1999, the Company entered into an agreement to purchase an additional 16% of the equity of DNA-ADTECH of Madrid, Spain (the "Purchase Agreement"), bringing the Company's total equity ownership to 81%. The purchase price was based upon a similar valuation used in December 1997 when the Company purchased 65% of ABSA. The Company paid for this additional 16% equity position by issuing 598,198 shares of Common Stock. This transaction was approved by the Company's stockholders at the Company's annual meeting in August, 1999.

     On March 23, 1999, the Company entered into a Repayment Agreement with Mr. Boxall, the Company President, to guarantee the debt of the Company to Mr. Guembe, in exchange for the right to convert whatever amount Mr. Boxall pays to Mr. Guembe, into shares of the Company's Common Stock. On December 20, 1999, Mr. Boxall made payment of $1,099,598 (principal plus interest) to Mr. Guembe in accordance with the Repayment Agreement. As of December 20, 1999 the Company was indebted to Mr. Boxall for the amount paid. The debt bears interest at the thirty day London Interbank Offered Rate, plus 2%, compounded monthly, based on such rate as of the last day of such month and is due and payable on March 1, 2001. If on January 1, 2001, there exists any outstanding balance of the debt due Mr. Boxall, Mr. Boxall shall have the right at any time after January 1, 2001 through March 1, 2001, to convert all or part of the outstanding balance of such debt into shares of common stock at a price per share equal to the fair market value of the Common Stock on the conversion date, but in no event less than $3.50 per share.

RESULTS OF OPERATIONS

   YEARS ENDED DECEMBER 31, 1999 AND 1998

     TOTAL REVENUE. Total revenue increased by 6.5% during 1999 to $25,030,000 compared to $23,501,000 in 1998. Product sales during 1999 were $24,735,000 compared to $23,070,000 in 1998, a 7.2% increase. Total revenue in 1999 included $295,000 related to licensing and royalties. Total revenues by geographic segment were up $889,000 or 10.8% in the United States, down $340,000 or 2.3% in Spain and up by $980,000 in Malaysia due to a full year of revenues compared to approximately three months in 1998 from the October 1998 acquisition.

     COST OF REVENUES. Cost of revenues increased to $20,411,000 in 1999 (82.5% of product sales) from $19,120,000 (82.9% of product sales) in 1998. The increase in cost of revenues was due primarily to the full-year effect of the DNA-Asia acquisition and higher operational costs in Spain and Taunton attributed to plant restructuring at both locations. Notwithstanding, the cost of revenues as a percentage of product sales declined modestly year to year.

     GROSS PROFIT. Gross profit increased to $4,619,000 (18.7% of product sales) in 1999 from $4,381,000 (19.0% of product sales) in 1998. Margins decreased modestly. Higher costs associated with preparing for the installation of the new metallizer in Taunton and plant restructuring in Spain were offset by cost containment efforts at all manufacturing locations.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased to $3,715,000 (15.0% of total product sales) in 1999 from $4,449,000 (19.3% of product sales) in 1998. Cost control efforts, staff reductions, lower legal, investor and public relation expenses and the impact of a strong dollar versus foreign currencies account for the decrease in this category.

     RESEARCH AND DEVELOPMENT. Direct research and development expenses decreased to $340,000 (1.4% of product sales) in 1999 from $356,000 (1.5% of product sales) in 1998. The Company directed its research and development efforts at expanding its technical capacity to produce higher resolution metallized patterns at higher volumes for electronic, security, holographics, retroreflective and microwave materials.

     AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets decreased to $319,000 in 1999 from $338,000 in 1998.

     LOSS FROM IMPAIRMENT OF LONG LIVED ASSETs. A one-time charge against earnings of $1,108,000 in 1998 included the impairment of the Fort James license of $1,075,000.

     OPERATING INCOME (LOSS). The Company generated operating income of $245,000 (1.0% of product sales) in 1999 compared to an operating loss of ($1,870,000) in 1998 that included the "Loss from Impairment of Long Lived Assets" of $1,108,000 noted above. The full year impact of DNA-Asia and cost containment were the major reasons for the improvement noted.

     INTEREST EXPENSE. Interest expense totaled $789,000 in 1999 compared to $810,000 in 1998. U.S. operations incurred interest expense of $480,000 and DNA incurred interest expense of $309,000.

     OTHER INCOME (EXPENSE). Other expense was $97,000 during 1999 compared to other income of $352,000 for 1998. In 1998, other income generated at the DNA operation included subsidies of $58,000 from the Spanish government (authorized by the European Union) for creation of stable employment in depressed areas and $104,000 relating to insurance claim proceeds from DNA (Asia) for a product liability claim and rebate on VAT taxes of $114,000. In 1999, other expense was primarily due to losses on currency exchange.

     INCOME TAXES. Income taxes of $98,000 in 1998 were attributable to income generated by the operations of DNA.

     MINORITY INTEREST. Minority interest was a loss of $3,000 in 1999 compared to a gain of $269,000 in 1998.

     NET INCOME (LOSS). The Company generated a net loss of $638,000 in 1999 compared to a net loss of $ 2,695,000 in 1998 as a result of the factors set forth above.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had working capital of $719,000 at December 31, 1999 compared to working capital of $505,000 at December 31,1998. The payment of the Mr. Guembe Note in December, 1999 by Alex Boxall resulted in this debt becoming a long term liability as of year end.

     Cash used for operating activities for the year ended December 31, 1999 was $209,000 compared to cash provided by operating activities of $97,000 during 1998. A net loss of $638,000 and increased inventories and trade receivables in 1999 were partially offset by non-cash depreciation and amortization of $1,205,000.

     During the year ended December 31, 1999, the Company invested approximately $1,400,000 in equipment at its Taunton facility, $1,200,000 of which was for the new high-speed metallizer which it is financing through its M&E Loan agreed to on September 24, 1998, as detailed below. Fixed asset additions at the Madrid facility in 1999 of $750,000 were primarily for the program started in 1998 that included investing in production equipment in the principle areas of production winding, end spraying and assembly and facility configuration to optimize production flow. Management anticipates capital expenditures during 2000 to be minimal and primarily supported by cost savings justification. The Company expects to realize excellent return on investment during future periods through increased revenue, efficency and cost improvement on the equipment investments made in Taunton and Spain.

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

     On March 23, 1999, the Company entered into a Repayment Agreement with Mr. Boxall, the Company President, to guarantee the debt of the Company to Mr. Guembe, in exchange for the right to convert whatever amount Mr. Boxall pays to Mr. Guembe, into shares of the Company's Common Stock. On December 20, 1999, Mr. Boxall made payment of $1,099,598 (principal plus interest) to Mr. Guembe in accordance with the Repayment Agreement. As of December 20, 1999 the Company was indebted to Mr. Boxall for the amount paid. The debt bears interest at the thirty day London Interbank Offered Rate, plus 2%, compounded monthly, based on such rate as of the last day of such month and is due and payable on March 1, 2001. If on January 1, 2001, there exists any outstanding balance of the debt due Mr. Boxall, Mr. Boxall shall have the right at any time after January 1, 2001 through March 1, 2001, to convert all or part of the outstanding balance of such debt into shares of common stock at a price per share equal to the fair market value of the Common Stock on the conversion date, but in no event less than $3.50 per share. If Mr. Boxall does not elect to convert the outstanding balance, the Company may elect after January 31, 2001 to redeem such amount for shares of Common Stock at a redemption price equal to the average sales price of the Common Stock for the twenty business days preceding the date of redemption.

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

     The Revolving Credit and Loan Agreement with our principal lender was modified September 2, 1999 to include a temporary over advance amount of $500,000 on our Revolving Line of Credit that is payable over 18 months beginning January 2000 and modification of the repayment start date of the M&E Loan from October 1999 to April 1, 2000. The Line of Credit remains at a maximum of $2,000,000. The Company has drawn down $1,311,938 of the M&E Loan as of December 31, 1999.

     In December 1999, the Company amended their financial agreement to modify the tangible net worth definition and minimum net income financial covenants. Tangible Net Worth was amended to include the Subordinated Debt agreement among the bank, Mr. Boxall (the "Subordinated Creditor"), and Advanced Deposition Technologies, Inc. (the "Borrower").

     The Company uses the Line of Credit for working capital. Borrowings under the Line of Credit bear interest at a rate per annum equal to the bank's prime lending rate plus 1%. The Company had an outstanding balance of approximately $1,136,000 and $1,990,000 of the Line of Credit as of December 31, 1998 and December 31, 1999, respectively. The Term Loans are to be repaid in 29 monthly payments of $62,500, commencing January 1999 with a balloon payment of $1,875,000 in July 2001. Interest is payable monthly at the bank's prime rate plus 1.25%. The Term Loans allowed the Company to repay a $1,000,000 bridge note incurred in connection with the DNA Acquisition and move approximately $1,165,000 of its previous revolving line of credit balance into a term note structure.

     The Amended Credit Agreement and the M&E Loan require the Company to maintain certain financial ratios and tangible net worth levels, among others. The Company was not in compliance with one of the covenants of the Amended Credit Agreement and M&E Loan Agreement. The bank has agreed to waive the event of default relating to this covenant as of December 31, 1999, and March 31, 2000, respectively.

     Management believes that the Company's cash and cash equivalents together with its credit lines and expected cash flows from operations will provide sufficient funds to meet the Company's current and future cash requirements and allow the Company to continue its marketing and development efforts.

SUBSEQUENT EVENTS

     In the first two months of 2000, the Company made further reductions in overhead that should result in approximately $550,000 in annual savings. Streamlining and simplifying methods are expected to improve the financial contribution from the headquarters operation along with realizing the benefits from the new metallizing machine during 2000.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged assets or liability or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

     Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to affect its financial statements.

SEASONAL REVENUES

     Historically, the Company experienced lower sales of metallized film to the electronic capacitor market during the third quarter, particularly in July and August. Based on market research conducted by the Company, it believes that demand for the Company's other products, including microwave food packaging and electronic capacitor products, do not experience similarly timed seasonal variations and will, in the future, offset third quarter lower seasonal sales to the capacitor market.

INFLATION

     In 1999, there was no inflation in raw material prices and unit selling prices.

BUSINESS FACTORS

     This report may contain certain forward-looking statements that are subject to certain risks and uncertainties. These statements include statements regarding (i) the Company's liquidity; (ii) the effect of seasons on its revenues, (iii) the impact of Year 2000 issues; (iv) the Company's future cash requirements; (v) the Company's ability to obtain UL approvals, (vi) the

Company's expected production and revenues from new machinery, (vii) the expected demand for capacitor, microwave and HED films and (viii) the ability of the line of credit to improve short-term cash flow management, (ix) the Company's expected revenues from research and development expenditures (x) the Company's ability to incorporate e-commerce in our business. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the following: uncertainties regarding the performance advantages of the Company's PMP products and products in development, market responses to pricing actions, continued competitive factors and pricing pressures, the timely acceptance of new products, inventory risk due to shifts in market demand, the development of competing or superior technologies or products from other manufacturers, many of which have substantially greater financial, technical and other resources than the Company, dependence on key personnel, the variation in the Company's operating results, technological change, the Company's ability to develop and protect proprietary products and technologies, the availability of additional capital on acceptable terms, if at all, to fund expansion, and general economic conditions. For further information, refer to the more specific risks and uncertainties discussed throughout this report.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Item 13 below and the index therein for a listing of the financial statements and supplementary data as filed as part of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

     Items 9 through 12 are incorporated by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company's fiscal year ending December 31, 1999.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) (1) FINANCIAL STATEMENTS. The consolidated financial statements required to be filed in Item 7 herewith are as follows:

                                                                                         PAGE

       Report of Independent Certified Public Accountants BDO Seidman,
          LLP.......................................................................       F-2
       Consolidated Balance Sheets as of December 31, 1999 and 1998.................   F-3 to F-4
       Consolidated Statements of Operations for the years ended December 31,
          1999 and 1998.............................................................       F-5
       Consolidated Statements of Stockholders' Equity for the Years Ended
          December 31, 1999 and 1998................................................       F-6
       Consolidated Statements of Cash Flows for the years ended December 31,
          1999 and 1998.............................................................       F-7
       Notes to Consolidated Financial Statements...................................   F-8 to F-32

     (a) (2) The following exhibits are filed herewith:

                                  EXHIBIT INDEX

      EXHIBIT
       NUMBER       TITLE
       ------       -----

         3a Certificate of Incorporation. Filed as Exhibit 3a to the Company's Registration Statement on Form SB-2 (Commission file number 33-66324-B) declared effective by the Securities and Exchange Commission on September 10, 1993 and incorporated herein by reference.

         3b Amended and Restated Bylaws. Filed as Exhibit 3b to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997 (Commission file number 1-12230) and incorporated herein by reference.

         3c Certificate of Agreement of Merger between Advanced Dielectric Technologies, Inc., a Massachusetts corporation ("Advanced Dielectric") And the Company, dated July 15, 1993. Filed as Exhibit 3c to the Company's Registration Statement on Form SB-2 (Commission file number 33-66324-B) declared effective by the Securities and Exchange Commission on September 10, 1993 and incorporated herein by reference.

         4a Form of Warrant Agreement between the Company and American Securities Transfer, Incorporated with description of Warrant Certificate included. Filed as Exhibit 4a to the Company's Registration Statement on Form S-3 declared effective by the Securities and Exchange Commission on May 13, 1996 (Commission file number 33-98400) and incorporated herein by reference.

         4c Form of Representative's Warrant Agreement with the Form of Warrant Attached thereto. Filed as Exhibit 3a to the Company's Registration Statement on Form SB-2 (Commission file number 33-66324-B) declared effective by the Securities and Exchange Commission on September 10, 1993 and incorporated herein by reference.

         4d Form of Warrant Agreement between the Company and American Securities Transfer, Incorporated (includes Specimen Warrant Certificate). Filed as Exhibit 4d to the Company's Registration Statement on Form SB-2 (Commission file number 33-66324-B) declared effective by the Securities and Exchange Commission on September 10, 1993 and incorporated herein by reference.

        10q         Form of Employment Agreement between the Company and Glenn
                    J. Walters. Filed as Exhibit 10q to the Company's Registration Statement on Form SB-2 (Commission file number 33-66324-B) declared effective by the Securities and Exchange Commission on September 10, 1993 and incorporated herein by reference.

        10r         Form of Consulting Agreement between the Company and Gordon
                    E. Walters. Filed as Exhibit 10r to the Company's Registration Statement on Form SB-2 (Commission file number 33-66324-B) declared effective by the Securities and Exchange Commission on September 10, 1993 and incorporated herein by reference.

        10s Form of Employee Secrecy, Invention and Non-Competition Agreement between Advanced Dielectric Technologies, Inc. and certain employees. Filed as Exhibit 10s to the Company's Registration Statement on Form SB-2 (Commission file number 33-66324-B) declared effective by the Securities and Exchange Commission on September 10, 1993 and incorporated herein by reference.

        10u Collaboration Agreement between Advanced Dielectric Technologies, Inc. and Officine Galileo, S.P.A. ("Galileo"), dated December 19, 1986 and amended May 31, 1988. Filed as
                    Exhibit 10u to the Company's Registration Statement on Form SB-2 (Commission file number 33-66324-B) declared effective by the Securities and Exchange Commission on September 10, 1993 and incorporated herein by reference.

         10v Transfer of Technology Agreement between Advanced Dielectric and Centro Tecnologie Del Vuoto, dated June 18, 1993. Filed as Exhibit 10v to the Company's Registration Statement on Form SB-2 (Commission file number 33-66324-B) declared effective by the Securities and Exchange Commission on September 10, 1993 and incorporated herein by reference.

         10w Securities Purchase Agreement between Advanced Dielectric, Glenn J. Walters, Printpack Enterprises, Inc. ("Printpack") and Gordon E. Walters, dated September 1992. Filed as
                    Exhibit 10v to the Company's Registration Statement on Form SB-2 (Commission file number 33-66324-B) declared effective by the Securities and Exchange Commission on September 10, 1993 and incorporated herein by reference.

         10x New Metallizer Agreement between Advanced Dielectric and Printpack, dated September 1992. Filed as Exhibit 10x to the Company's Registration Statement on Form SB-2 (Commission file number 33-66324-B) declared effective by the Securities and Exchange Commission on September 10, 1993 and incorporated herein by reference.

         10y Purchase and Tolling Agreement between Advanced Dielectric and Printpack dated September 1992. Filed as Exhibit 10y to the Company's Registration Statement on Form SB-2 (Commission file number 33-66324-B) declared effective by the Securities and Exchange Commission on September 10, 1993 and incorporated herein by reference.

         10z Lease between Advanced Dielectric and Condyne Realty Inc., f/k/a/ CD-Tech Realty Trust, dated September 4, 1985 and modified June 28, 1991. Filed as Exhibit 10z to the Company's Registration Statement on Form SB-2 (Commission file number 33-66324-B) declared effective by the Securities and Exchange Commission on September 10, 1993 and incorporated herein by reference.

        10gg 1994 Formula Stock Option Plan. Filed as Exhibit 10gg to the Company's Annual Report on Form 10K-SB for the fiscal year ended December 31, 1994 (Commission file number 1-12230), and incorporated herein by reference.

        10hh        Security Agreement with Eastern Bank dated April 3, 1995.
                    Filed as Exhibit 10hh to the Company's Annual Report on Form 10K-SB for the fiscal year ended December 31, 1994 (Commission file number 1-12230) and incorporated herein by reference.

        10ii 1993 Stock Option Plan. Filed as Appendix C to Company's Definitive Porxy Statement on Schedule 14(A) filed with the Commission on April 21, 1997 (Commission file number 1-12230) and incorporated herein by reference.

         10jj Share Purchase Agreement, between the Company and Alexander Boxall dated December 19, 1997. Filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated January 5, 1998 (Commission file number 1-12230) and incorporated herein by reference.

         10kk Share Purchase Agreement, dated December 19, 1997, between the Company and Pedro Nunez-Barranco Guembe. Filed as
                    Exhibit 2.2 to the Company's Current Report on Form 8-K dated January 5, 1998 (Commission file number 1-12230) and incorporated herein by reference.

        10ll Revolving Credit and Term Loan Agreement, dated as of July 8, 1996, between the Company and the National Bank of Canada. Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998 (Commission file number 1-12230) and incorporated herein by reference.

         10mm Modification No. 1 to Revolving Credit and Term Loan Agreement, dated as of December 18, 1997 between the Company and National Bank of Canada. Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998 (Commission file number 1-12230) and incorporated herein by reference.

        10nn Modification No.2 to Revolving Credit and Term Loan Agreement, dated June 18, 1998, between the Company and National Bank of Canada. Filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998 (Commission file number 1-12230) and incorporated herein by reference.

        10oo Modification No.3 to Revolving Credit and Term Loan Agreement, dated September 23, 1998, between the Company and National Bank of Canada. Filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998 (Commission file number 1-12230) and incorporated herein by reference.

        10pp Lease between MARAP, S.A. and Alexander Boxall, S.A. dated December 15, 1996. Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998 (Commission file number 1-12230) and incorporated herein by reference.

        10qq Exchange Agreement among the Company, DNA Export S.A. and Alexander Boxall dated March 23, 1999. Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10Q-SB for the quarter ended March 31, 1999 (Commission file number (1-12230) and incorporated herein by reference.

        10rr Repayment Agreement by and between the Company and Alexander Boxall dated March 23, 1999. Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10Q-SB for the quarter ended March 31, 1999 (Commission file number (1-12230) and incorporated herein by reference.

        10ss Form of Agreement between the Representative and the Company's officers, Directors and Stockholders with respect to the transferability of shares. Filed as Exhibit 28a to the Company's Registration Statement on Form SB-2 (Commission file number 33-66324-B) declared effective by the Securities and Exchange Commission on September 10, 1993 and incorporated herein by reference.

        10tt Form of Financial Advisory and Consulting Agreement between the Company and the Representative. Filed as Exhibit 28b to the Company's Registration Statement on Form SB-2 (Commission file number 33-66324-B) declared effective by the Securities and Exchange Commission on September 10, 1993 and incorporated herein by reference.

         21 Subsidiaries of the Company. Filed as Exhibit 21 to the Company's Annual Report on Form 10K-SB for the fiscal year ended December 31, 1998 (Commission file number (1-12230) and incorporated herein by reference.

         23         Consent of BDO Seidman, LLP

         27         Financial Data Schedule

         (b) Reports on Form 8-K.

                    The Company did not file any Current Reports on Form 8-K during the three months ended December 31, 1999.

                                   SIGNATURES

     IN ACCORDANCE WITH SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                       ADVANCED DEPOSITION TECHNOLOGIES, INC.

                                       By /S/ GLENN J. WALTERS
                                          -------------------------------------
                                          GLENN J. WALTERS
                                          CHIEF EXECUTIVE OFFICER AND TREASURER

Date: April 12, 2000


     IN ACCORDANCE WITH THE EXCHANGE ACT, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS, ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

            NAME                          TITLE                   DATE
            ----                          -----                   ----

/s/ GLENN J. WALTERS          Chairman of the Board,            April 12, 2000
---------------------------   Chief Executive Officer,
    GLENN J. WALTERS          and Treasurer
                              (principal executive officer)


/s/ JOSEPH P. KELLER          Controller (principal financial   April 12, 2000
---------------------------   and accounting officer)
    JOSEPH P. KELLER


/s/ ALEXANDER P. BOXALL       Director, President               April 12, 2000
---------------------------
    ALEXANDER P. BOXALL


/s/ CHARLES R. BUFFLER        Director                          April 12, 2000
---------------------------
    CHARLES R. BUFFLER


/s/ JOHN J. MORONEY           Director                          April 12, 2000
---------------------------
    JOHN J. MORONEY


/s/ ROBERT M. POZZO           Director                          April 12, 2000
---------------------------
    ROBERT M. POZZO

                               ADVANCED DEPOSITION
                                TECHNOLOGIES, INC.
                                 AND SUBSIDIARIES



                   ==========================================




                        CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998

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

   Statements of cash flows                                          F-7

   Notes to financial statements                             F-8 to F-32

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of Advanced Deposition Technologies, Inc.


We have audited the accompanying consolidated balance sheets of Advanced Deposition Technologies, Inc. and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced Deposition Technologies, Inc. and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.



                                                            /s/ BDO Seidman, LLP
Boston, Massachusetts
March 8, 2000

                                                                        (In Thousands)
DECEMBER 31,                                                            1999      1998
=======================================================================================
ASSETS (Note 4)

CURRENT ASSETS:
   Cash and cash equivalents (Note 2(c))                              $   309   $   411
   Investment in marketable securities (Notes 2(e) and 2(s))               17        43
   Accounts receivable, net of allowances for doubtful accounts of
     $184,000 in 1999 and $460,000 in 1998 (Note 9)                     6,521     5,868
   Inventories (Note 2(f))                                              4,567     4,252
   Prepaid expenses and other                                             392       274
---------------------------------------------------------------------------------------

     Total current assets                                              11,806    10,848
---------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT, at cost (Notes 2(g) and 4):
   Machinery and equipment                                             12,546    12,683
   Furniture and fixtures                                                 688       645
   Leasehold improvements                                                 501       453
   Vehicles                                                               191       189
   Software                                                               190       165
   Equipment in construction                                            1,820       640
---------------------------------------------------------------------------------------
                                                                       15,936    14,775

   Less - accumulated depreciation and amortization                     7,553     7,099
---------------------------------------------------------------------------------------

     Net property and equipment                                         8,383     7,676
---------------------------------------------------------------------------------------

OTHER ASSETS, net of accumulated amortization (Notes 2(h), 3 and 9)     4,942     5,426
---------------------------------------------------------------------------------------

     Total assets                                                     $25,131   $23,950
=======================================================================================

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                                        (In Thousands)
DECEMBER 31,                                                            1999      1998
=======================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Due to financial institutions (Note 4)                             $ 4,309   $ 3,589
   Accounts payable                                                     4,746     4,347
   Accrued expenses                                                       697       643
   Current maturities of long-term obligations (Note 4)                 1,335     1,764
---------------------------------------------------------------------------------------

     Total current liabilities                                         11,087    10,343

LONG-TERM OBLIGATIONS:
   Revolving line of credit (Note 4)                                    1,820     1,136
   Long-term obligations, net of current maturities (Note 4)            4,700     4,010
---------------------------------------------------------------------------------------

     Total liabilities                                                 17,607    15,489
---------------------------------------------------------------------------------------

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                              488     1,078
---------------------------------------------------------------------------------------

COMMITMENTS (Notes 4, 5 and 6)

STOCKHOLDERS' EQUITY (Notes 7, 10 and 13):
   Preferred stock, $.01 par value, authorized 1,000,000 shares,
     issued and outstanding - none                                       --        --
   Common stock, $.01 par value, authorized 10,000,000 shares, issued 4,894,758 and 4,286,560, outstanding 4,818,648 and
     4,253,950 in 1999 and 1998, respectively                              49        43
   Additional paid-in capital                                          11,902    11,177
   Accumulated deficit                                                 (4,486)   (3,848)
   Accumulated other comprehensive income (loss)                         (285)       95
---------------------------------------------------------------------------------------

                                                                        7,180     7,467

   Less treasury stock, 76,110 and 32,610 shares, at cost
     in 1999 and 1998, respectively                                      (144)      (84)
---------------------------------------------------------------------------------------

     Total stockholders' equity                                         7,036     7,383
---------------------------------------------------------------------------------------

     Total liabilities and stockholders' equity                       $25,131   $23,950
=======================================================================================

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                                    (In Thousands Except
                                                                  Share and Per Share Data)
YEARS ENDED DECEMBER 31,                                                1999      1998
=======================================================================================
REVENUES (Notes 2(k), 2(s) and 9):
   Product sales                                                      $24,735   $23,070
   Royalties, license and other                                           295       431
---------------------------------------------------------------------------------------

     Total revenues                                                    25,030    23,501

COST OF REVENUES                                                       20,411    19,120
---------------------------------------------------------------------------------------

     Gross profit                                                       4,619     4,381

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (Note 2(d))                3,715     4,449

RESEARCH AND DEVELOPMENT EXPENSES (Note 2(l))                             340       356

AMORTIZATION EXPENSE                                                      319       338

LOSS FROM IMPAIRMENT OF LONG-LIVED ASSETS (Note 6)                       --       1,108
---------------------------------------------------------------------------------------

     Operating income (loss)                                              245    (1,870)
---------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
   Interest expense                                                      (789)     (810)
   Other income (expense), net                                            (97)      352
---------------------------------------------------------------------------------------

     Total other expense, net                                            (886)     (458)
---------------------------------------------------------------------------------------

     Loss before income taxes and minority interest                      (641)   (2,328)

INCOME TAXES (Notes 2(i) and 8)                                          --          98
---------------------------------------------------------------------------------------

     Loss before minority interest                                       (641)   (2,426)

MINORITY INTEREST IN NET INCOME (LOSS) OF SUBSIDIARY                       (3)      269
---------------------------------------------------------------------------------------

NET LOSS                                                              $  (638)  $(2,695)
=======================================================================================

NET LOSS PER COMMON SHARE (Note (2m)):
   Basic and diluted                                                  $ (0.14)  $ (0.63)
=======================================================================================

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                   (In Thousands Except Number of Shares)

                                             Common Stock         Common
                                         ---------------------     Stock      Additional
                                         Number of     $.01       Purchase     Paid-in   Accumulated
                                          Shares     Par Value    Warrants     Capital     Deficit
===================================================================================================
BALANCE, December 31, 1997               4,280,560   $      43   $   1,594    $   9,581   $  (1,153)
   Purchase of treasury stock warrants        --          --            (9)        --          --
   Expiration of warrants                     --          --        (1,585)       1,585        --
   Purchase of treasury stock                 --          --          --           --          --
   Exercise of stock options                 6,000        --          --             11        --
   Comprehensive income (loss):
     Net loss                                 --          --          --           --        (2,695)
     Other comprehensive income               --          --          --           --          --
---------------------------------------------------------------------------------------------------
       Total comprehensive loss               --          --          --           --          --
---------------------------------------------------------------------------------------------------

BALANCE, December 31, 1998               4,286,560          43        --         11,177      (3,848)
   Issuance of common stock in
     connection with the purchase
     of a business                         598,198           6        --            639        --
   Purchase of treasury stock                 --          --          --           --          --
   Exercise of stock options                10,000        --          --             20        --
   Investment in joint venture                --          --          --             66        --
   Comprehensive income (loss):
     Net loss                                 --          --          --           --          (638)
     Other comprehensive income               --          --          --           --          --
---------------------------------------------------------------------------------------------------
       Total comprehensive loss               --          --          --           --          --
---------------------------------------------------------------------------------------------------

BALANCE, December 31, 1999               4,894,758   $      49   $    --      $  11,902   $  (4,486)
===================================================================================================


                                             (In Thousands Except Number of Shares)

                                             Treasury Stock     Accumulated
                                         ---------------------     Other        Total
                                         Number of             Comprehensive Stockholders'
                                          Shares      Amount    Income(loss)    Equity
=======================================================================================

BALANCE, December 31, 1997                  17,610   $     (65)  $     (19)   $   9,981
   Purchase of treasury stock warrants                    --          --             (9)
   Expiration of warrants                                 --          --           --
   Purchase of treasury stock               15,000         (19)       --            (19)
   Exercise of stock options                              --          --             11
   Comprehensive income (loss):
     Net loss                                 --          --          --         (2,695)
     Other comprehensive income               --          --           114          114
---------------------------------------------------------------------------------------
       Total comprehensive loss               --          --          --         (2,581)
---------------------------------------------------------------------------------------

BALANCE, December 31, 1998                  32,610         (84)         95        7,383
   Issuance of common stock in
     connection with the purchase
     of a business                            --          --          --            645
   Purchase of treasury stock               43,500         (60)       --            (60)
   Exercise of stock options                  --          --          --             20
   Investment in joint venture                --          --          --             66
   Comprehensive income (loss):
     Net loss                                 --          --          --           (638)
     Other comprehensive income               --          --          (380)        (380)
---------------------------------------------------------------------------------------
       Total comprehensive loss               --          --          --         (1,018)
---------------------------------------------------------------------------------------

BALANCE, December 31, 1999                  76,110   $    (144)  $    (285)   $   7,036
=======================================================================================

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                                  (In Thousands)
YEARS ENDED DECEMBER 31,                                          1999       1998
==================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                     $  (638)   $(2,695)
   Adjustments to reconcile net loss to net cash provided
     by (used for) operating activities:
     Depreciation and amortization                                1,205      1,396
     Provision for asset impairment                                --        1,108
     Minority interest                                               (3)       269
     Loss on sale of investments                                      5         14
     Changes in assets and liabilities:
       Accounts receivable                                         (706)     1,183
       Inventories                                               (1,007)      (735)
       Prepaid expenses and other                                   164       (197)
       Accounts payable                                             586       (548)
       Accrued expenses                                             185        302
----------------------------------------------------------------------------------
         Net cash provided by (used for) operating activities      (209)        97
----------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                           (2,198)    (2,169)
   Proceeds from sale of investments                                 35         82
   (Increase) decrease in other assets                               46       (223)
----------------------------------------------------------------------------------
         Net cash used for investing activities                  (2,117)    (2,310)
----------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net repayments from bridge financing                            --       (1,000)
   Net borrowings (repayments) from financial institutions        1,297       (120)
   Net proceeds under revolving line of credit                      854        162
   Net borrowings of long-term obligations                           82      2,651
   Proceeds from exercise of common stock options                    20         11
   Purchase of treasury stock                                       (60)       (19)
   Minority interest investment in joint venture                     80       --
   Purchase of treasury stock warrants                             --           (9)
----------------------------------------------------------------------------------
         Net cash provided by financing activities                2,273      1,676
----------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS        (49)        29
----------------------------------------------------------------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                          (102)      (508)
CASH AND CASH EQUIVALENTS, beginning of year                        411        919
----------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of year                          $   309    $   411
==================================================================================

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

1.    OPERATIONS           Advanced Deposition Technologies, Inc. (the
                           "Company") is engaged in the business of manufacturing proprietary metallized films primarily for the electronics and microwave food packaging industries.

                           In September 1999, the Company acquired an additional 16% of the common stock of DNA-AD Tech S.A. ("DNA") formerly known as Alexander Boxall, S.A., a foreign corporation to bring the Company's total percentage ownership to 81% (see Note 3). DNA is a manufacturer of electronic capacitors used for lighting and motor applications.

2.    SIGNIFICANT          The accompanying consolidated financial statements
      ACCOUNTING           reflect the application of certain significant
      POLICIES             accounting policies, including those described below.

                           (A) ESTIMATES AND ASSUMPTIONS

                           The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                           (B) PRINCIPLES OF CONSOLIDATION

                           The accompanying consolidated financial statements include the accounts of the Company and its majority owned subsidiaries DNA-AD Tech, S.A. and Micro-Tech A/S. All significant intercompany balances and transactions have been eliminated in consolidation.

2.    SIGNIFICANT          (C) CASH AND CASH EQUIVALENTS
      ACCOUNTING
      POLICIES             The Company considers all investments purchased with
      (Continued)          original maturities of less than three months to be
                           cash equivalents. There were no cash equivalents at December 31, 1999 and 1998.

                           (D) ADVERTISING EXPENSES

                           Advertising expenses are charged to operations as incurred. Advertising expense for the years ended December 31, 1999 and 1998 was approximately $77,000 and $81,000, respectively.

                           (E) INVESTMENT IN MARKETABLE SECURITIES

                           The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Investments in marketable securities are classified as available-for-sale securities and are reported in the balance sheet at fair value with unrealized gains or losses included as a component of comprehensive income. Realized gains and losses are recognized in the results of operations.

                           As of December 31, 1999 and 1998, investments in marketable securities consisted entirely of equity instruments.

2.    SIGNIFICANT          (F) INVENTORIES
      ACCOUNTING
      POLICIES             Inventories are stated at the lower of cost
      (Continued)          (first-in, first-out) or market and consist of the
                           following (in thousands):

                                                                  1999     1998
                           =====================================================
                           Raw materials                         $2,338   $2,760
                           Work in process                          287      303
                           Finished goods                         2,334    1,905
                           -----------------------------------------------------
                                                                  4,959    4,968

                           Less: reserve for obsolescence           392      716
                           -----------------------------------------------------
                           Net                                   $4,567   $4,252
                           =====================================================

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

                                                                    Estimated
                           CLASSIFICATION                         Useful Lives
                           =====================================================
                           Machinery and equipment                10 - 15 years
                           Furniture and fixtures                    5 years
                           Leasehold improvements                 Terms of lease
                           Vehicles                                 4 - 5 years
                           Software                                 3 - 5 years

2.    SIGNIFICANT          (H) OTHER ASSETS
      ACCOUNTING
      POLICIES             The Company capitalizes the costs of obtaining
      (Continued)          patents and trademarks and is amortizing such costs
                           over five to ten years. During 1996, the Company acquired several licenses which allow the Company to manufacture and market products under certain patents which are being amortized over 14 years (see Note 6).

                           Other assets consist of (in thousands):


                           OTHER ASSETS                         1999       1998
                           =====================================================
                           Goodwill (Note 3)                  $ 4,017    $ 3,899
                           Licenses and patents                 1,667      1,426
                           Due from related party (Note 9)        106        242
                           Other                                   89        463
                           -----------------------------------------------------
                                                                5,879      6,030

                           Less: accumulated amortization         937        604
                           -----------------------------------------------------
                           Net                                $ 4,942    $ 5,426
                           =====================================================

                           Goodwill results from the excess of cost over fair value of net assets acquired and is being amortized on a straight-line basis over 10 years related to the acquisition of Kidamai SDN and 25 years related to the acquisition of DNA. The Company evaluates the recoverability and remaining life of its goodwill in accordance with SFAS No. 121.

2.    SIGNIFICANT          (I) INCOME TAXES
      ACCOUNTING
      POLICIES             The Company provides for income taxes in accordance
      (Continued)          with SFAS No. 109, "Accounting for Income Taxes."
                           Under the liability method specified by SFAS No. 109, a deferred tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities, as measured by the enacted rates assumed to be in effect when these differences reverse.

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

                           (M) NET INCOME (LOSS) PER COMMON SHARE

                           The Company follows Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which requires the Company to present its basic earnings per share and diluted earnings per share, and certain other earnings per share disclosures for each year presented. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. In addition, the numerator is adjusted for any changes in income or loss that would result from the assumed conversions of those potential shares.

2.    SIGNIFICANT          The weighted average number of common shares
      ACCOUNTING           outstanding is summarized as follows:
      POLICIES
      (Continued)          DECEMBER 31,                       1999       1998
                           =====================================================
                           Denominator for basic and
                             diluted loss per share:
                             Weighted average common
                               shares outstanding          4,403,108   4,267,213
                           =====================================================

                           In 1999 and 1998, the Company had common stock options and warrants outstanding, none of which were included in the diluted earnings per share calculation since their effect would have been antidilutive.

                           (N) FINANCIAL INSTRUMENTS

                           The estimated fair values of the Company's financial instruments, which include marketable securities, accounts receivable, accounts payable, amounts due to financial institutions and long-term obligations approximate their carrying value.

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

                           (P) LONG-LIVED ASSETS

                           The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS 121 establishes accounting standards for the impairment of long-lived assets and certain identifiable intangibles to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of.

2.    SIGNIFICANT          The Company reviews the carrying values of its
      ACCOUNTING           long-lived, identifiable intangible assets and
      POLICIES             goodwill for possible impairment whenever events or
      (Continued)          changes in circumstances indicate that the carrying
                           amount of the assets may not be recoverable. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less cost to sell. During the year ended December 31, 1998, the Company recorded an impairment loss related to certain licenses as changes in circumstances indicated an impairment had occurred (see Note 6).

                           (Q) COMPREHENSIVE INCOME

                           The Company follows Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, ("SFAS No. 130") which establishes standards for reporting and display of comprehensive income, its components, and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 stipulates that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements (see Note 13).

                           (R) INDUSTRY SEGMENTS

                           The Company follows Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which supercedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas, and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance (see Note 12).

2.    SIGNIFICANT          (S) CONCENTRATION OF CREDIT RISK
      ACCOUNTING
      POLICIES             Statement of Financial Accounting Standards No. 105,
      (Continued)          "Disclosure of Information About Financial
                           Instruments with Off-Balance-Sheet Risk and Financial
                           Instruments with Concentrations of Credit Risk," requires disclosure of any significant off-balance-sheet and credit risk concentrations.
                           Although collateral is not required, the Company periodically reviews its accounts receivable and provides estimated reserves for potential credit losses.

                           (T) NEW ACCOUNTING STANDARD NOT YET ADOPTED

                           In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged assets or liability or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

                           Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to affect its financial statements.

                           (U) RECLASSIFICATIONS

                           Certain balances in the 1998 financial statements have been reclassified to conform to the 1999 presentation.

3.    ACQUISITION          Effective September 20, 1999, the Company acquired an
      ACTIVITY             additional 16% of the outstanding common stock of
                           DNA, a producer of lighting and motor run capacitors for 598,198 shares of the Company's stock with a fair value of approximately $645,000. The acquisition increased the Company's ownership of DNA to 81%.

                           The acquisition was recorded using the purchase method of accounting, whereby the net assets acquired were recorded at their estimated fair values and the excess of cost over the fair value of the net assets acquired of approximately $167,000 was allocated to goodwill and is being amortized over 23 years, the remaining years of amortization for the goodwill related to the original 65% acquisition of DNA.

                           The consolidated statements of operations and cash flows include 65% of the results of DNA from January 1, 1998 through September 20, 1999 and 81% from September 21, 1999 through December 31, 1999.

                           On October 1, 1998, the Company's majority owned subsidiary, DNA, acquired 80% of the capital stock of Kidamai SDN ("Kidamai"), a capacitor assembler and distributor located in Kuala Lumpur, Malaysia, for the cancellation of accounts receivable from product sales of approximately $370,000. The acquisition was recorded using the purchase method of accounting whereby the cost of the acquisition over the fair value of the net assets acquired of approximately $370,000 was allocated to goodwill and is being amortized over 10 years.

                           The operations of Kidamai were not material and accordingly, proforma information was not provided.

4.    FINANCING            (A)  REVOLVING LINE OF CREDIT AND TERM NOTES
      ARRANGEMENTS
                           The Company has a financing agreement with a bank
                           (the "Financing Agreement") dated July 8, 1996 which includes a line of credit (the "Line of Credit"), term notes ("Term Note A" and "Term Note B"), and an equipment loan ("M&E Loan").

                           The Line of Credit and the Term Notes are secured by all of the Company's assets, mature on July 8, 2001, and are subject to a prepayment fee of 2% of the then outstanding balance if prepaid by July 8, 2000 or 1% thereafter.

                           The Line of Credit allows the Company to borrow up to the lesser of $2,000,000 or the borrowing base as defined in the Financing Agreement and bears interest at a rate of 1.0% above the lender's prime lending rate (9.5% at December 31, 1999). The Company is required to make monthly interest only payments under the line of credit with the principal due on July 8, 2001. In September 1999, the Financing Agreement was amended to provide for additional borrowings above the borrowing base ("Overadvances"). The Overadvances cannot exceed $500,000. The Overadvances bear interest at 1% above the lenders prime lending rate (9.5% at December 31, 1999) and are to be amortized in accordance with a monthly calculation reducing the Overadvances as defined in the Financing Agreement beginning January 1, 2000 through June 2001. As of December 31, 1999 and 1998, total borrowings under the Line of Credit were approximately $1,990,000 and $1,136,000, respectively. The current portion of the line of credit related to the Overadvances was approximately $170,000 as of December 31, 1999. The maximum amount of short-term borrowings under the line of credit was approximately $1,990,000 and $1,668,000 for fiscal 1999 and 1998, respectively.

4.    FINANCING            (A) REVOLVING LINE OF CREDIT AND TERM NOTES
      ARRANGEMENTS         (Continued)
      (Continued)
                           The Company's Term Note A with a total principal amount of $2,750,000 under the amended Financing
                           Agreement bears interest at a rate of 1.25% above the lender's prime lending rate (9.75 % at December 31, 1999). The Term Note A was payable interest only until January 1, 1999 and then in thirty monthly principal payments, with each of the first twenty-nine payments in the amount of $45,833 plus interest with the final principal payment of $1,420,834 due on July 8, 2001. As of December 31,
                           1999 and 1998, the outstanding balance on the Term
                           Note A was $2,200,000 and $2,750,000, respectively.
                           The current portion of Term Note A was $550,000 at December 31, 1999.

                           (B) TERM NOTE B

                           In June 1998, the Company converted a bridge note of $1,000,000 borrowed from a bank to a term note ("Term Note B"). The loan was used to fund the acquisition of DNA, using DNA's stock as collateral. The Term Note B was payable interest only until January 1, 1999 and then in twenty-nine monthly installments of $16,667 plus interest with one final principal payment of $516,667 due on July 8, 2001. The Term Note B bears interest at the bank's prime rate plus 1.25% (9.75% at December 31, 1999). As of December 31, 1999 and 1998, the outstanding balance on the Term Note B was $800,000 and $1,000,000, respectively.

                           (C) M&E LOAN

                           In September 1999, the Company amended the Financing Agreement which provides for borrowings up to $2,000,000 (the "M&E Loan") for the purchase of new equipment. The principal amount of the M&E Loan cannot exceed 80% of the invoice price of the new equipment and bears interest at a rate of 1.25% above the lenders prime lending rate (9.75% at December 31, 1999). The principal amount outstanding on the M&E Loan as of April 1, 2000 will be payable in sixty monthly installments commencing April 1, 2000 with the final payment due April 1, 2005. As of December 31, 1999 the balance outstanding was approximately $1,312,000. The monthly installments will approximate $22,000 plus interest with a current portion of approximately $197,000 at December 31, 1999.

4.    FINANCING            The Financing Arrangement includes certain financial
      ARRANGEMENTS         covenants which must be maintained by the Company. In
      (Continued)          December 1999, the Financing Agreement was amended
                           with respect to certain financial covenants. The amended financial covenants include a minimum tangible net worth and senior debt to net worth ratio. As of December 31, 1999 and March 31, 2000, the Company was not in compliance with one of the financial covenants. Subsequent to year end, the Company received written notification from the lender which waived the event of default related to this covenant as of December 31, 1999 and March 31, 2000, respectively.

                           (D) NOTE PAYABLE

                           In connection with its acquisition of DNA, the Company entered into a note agreement with a former shareholder of DNA in the principal amount of $990,000. The principal and interest were due on December 19, 1999. In accordance with a Repayment Agreement with a shareholder of DNA and shareholder and president of the Company, the total amount outstanding on the note, including interest, of $1,099,598 was paid in full in December 1999 by the shareholder. The amount paid by the shareholder is payable by the Company and bears interest at the LIBOR rate plus 2% and becomes due on or before March 1, 2001. If the Company has not paid by January 1, 2001, the shareholder may elect to convert all or part of the outstanding balance into shares of the Company's common stock at a conversion price per share equal to the fair market value of the common stock on the conversion date, subject to a minimum $3.50 per share conversion price. This note is subordinated to all debt under the Financing Agreement.

4.    FINANCING            (E) DUE TO FINANCIAL INSTITUTIONS
      ARRANGEMENTS
      (Continued)          DNA receives cash in advance at a discount on
                           specific accounts receivable balances. The customers have agreements with the bank to make payments directly to the bank. DNA is indebted to the bank until the agreements are paid in full. As of December
                           31, 1999 and 1998, the balance outstanding related to these Agreements was $3,065,000 and $2,446,000, respectively.

                           The Company has other short-term loans from financial institutions with interest rates ranging from 4.5% to 5.5% with a total outstanding balance of $1,244,000 and $1,143,000 as of December 31, 1999 and 1998,
                           respectively.

                           (F) CAPITAL LEASES

                           The Company leases certain equipment under capital leases. As of December 31, 1999 and 1998, the Company's outstanding obligations under the leases were approximately $454,000 and $540,000, respectively. Included in property and equipment is leased equipment having a net book value at December 31, 1999 and 1998 of approximately $500,000 and $520,000, respectively.

                           As of December 31, 1999, the aggregate annual payments on long-term obligations are as follows (in thousands):

                           FISCAL YEAR                                  AMOUNT
                           =====================================================
                           2000                                        $  1,335
                           2001                                           3,730
                           2002                                             380
                           2003                                             262
                           2004                                             262
                           Thereafter                                        66
                           -----------------------------------------------------
                                                                          6,035

                           Less: current maturities                       1,335
                           -----------------------------------------------------
                           Long-term liabilities                       $  4,700
                           =====================================================

5.    COMMITMENTS          (A) OPERATING LEASES

                           The Company leases its facilities, vehicles and other equipment under operating leases that expire through March 2004. The Company has an option to purchase the land and facility in the United States at fair market value should the lessor offer the facility for sale. DNA's manufacturing operations in Spain are maintained in a leased facility which is owned by the 19% shareholder of DNA with annual payments of approximately $168,000 expiring on December 31, 2006. Future minimum lease payments as of December 31, 1999 are approximately as follows (in thousands):

                           FISCAL YEAR                                  AMOUNT
                           =====================================================
                           2000                                        $    751
                           2001                                             674
                           2002                                             513
                           2003                                             474
                           2004                                             284
                           Thereafter                                       435
                           -----------------------------------------------------
                           Total                                       $  3,131
                           =====================================================

                           Rent expense included in the accompanying consolidated statements of operations is approximately $731,000 and $570,000 for 1999 and 1998, respectively.

6.    AGREEMENT WITH       During 1996, the Company entered into a Patent
      FORT JAMES           Assignment, Licensing and Supply Agreement (the "Fort
      CORPORATION          James Agreement") with Fort James Corporation ("Fort
                           James"). Under the Fort James Agreement, the Company assigned its rights under certain patents related to microwave products (the "Assigned Patents") to Fort
                           James. In return, Fort James (1) paid $1,200,000 in cash to the Company, (2) granted to the Company licenses to utilize 27 patents, and (3) entered into a supply agreement whereby Fort James agreed to purchase specified minimum quantities of metalized film from the Company, subject to certain quality standards and other conditions, for a period of five years.

6.    AGREEMENT WITH       Pursuant to the patent assignment, Fort James will
      FORT JAMES           remit to the Company a portion of the royalties it
      CORPORATION          collects from licensees who produce products covered
      (Continued)          under the assigned Patents. The Company pays a
                           royalty for its sales of products covered under patents included in the Fort James Agreement, except for products covered under the Assigned Patents.
                           Royalty expense for the years ended December 31, 1999 and 1998 was $0 and $7,000, respectively.

                           The Company relied on an independent appraiser of intellectual properties to determine the fair value of all licenses granted under the Fort James Agreement. The licenses were valued at $1,550,000 and were being amortized over 14 years, the remaining life of the underlying patents.

                           During fiscal 1998, the Company recorded an impairment loss of approximately $1,075,000 included in operations related to the writedown of certain licenses covered under the Assigned Patents for the sale of home use products, primarily microwave cooking bags. Due to the termination of the distribution agreement, a large decline in sales, and no new distribution agreement resulting in the inability to project future revenue, the Company recorded an impairment loss to reduce the carrying value of the licenses related to home use products to $0 at December 31, 1998. The Company also recorded a charge in 1998 of approximately $180,000 related to the write-off of the microwave cooking bag inventory.

7.    STOCK OPTIONS        The Company has a stock option plan (the "Plan")
      AND WARRANTS         under which employees, including Directors who are
                           employees, may be granted options to purchase shares of the Company's common stock at not less than fair market value on the date of the grant, as determined by the Board of Directors. The Plan also allows for the issuance of nonqualified stock options to employees and nonemployees at prices that are less than fair market value. Options granted under the Plan are exercisable for up to a 10-year period from the date of grant. The Company has 800,000 shares reserved for issuance under the Plan.

7.    STOCK OPTIONS        The Company accounts for its stock-based compensation
      AND WARRANTS         plans using the intrinsic value method. Accordingly,
      (Continued)          no compensation cost has been recognized. Had
                           compensation cost for the Company's stock options been determined based on the fair value method using an option pricing model in accordance with SFAS No.
                           123, the Company's net loss and net loss per share would have been adjusted to the pro forma amounts indicated below:

                                                                          1999           1998
                           ===================================================================
                           Net loss            As reported               $ (638)       $(2,695)
                           (in thousands)      Pro forma                 $ (667)        (2,822)

                           Net loss per
                           common share:       As reported:
                                                  Basic and diluted      $(0.14)       $ (0.63)
                                               Pro forma:
                                                  Basic and diluted      $(0.15)       $ (0.66)


                           The Company's weighted-average assumptions used in the pricing model and resulting fair values were as follows:


                                                            1999       1998
                           =====================================================
                           Risk free rate                    --    5.56% - 6.66%
                           Expected dividend yield           --            --
                           Expected option life (in years)   --               10
                           Expected stock price volatility   --            46.5%
                           Grant date fair value             --    $2.09 - $2.83

7.    STOCK OPTIONS        Stock option activity of the Company, including
      AND WARRANTS         activity under the Plan, for the years ended December
      (Continued)          31, 1999 and 1998, is as follows:

                                                                                 Weighted
                                                                                 Average
                                                                  Exercise       Exercise
                                                   Number of        Price          Price
                                                    Shares        Per Share      Per Share
                           ===============================================================
                           OUTSTANDING AT
                           DECEMBER 31, 1997        453,074     $0.27 - $5.44      $  3.15
                               Granted               52,000      2.81 -  3.38         3.36
                               Exercised             (6,000)             2.00         2.00
                           ---------------------------------------------------------------
                           OUTSTANDING AT
                           DECEMBER 31, 1998        499,074      0.27 -  5.44         3.19
                               Granted                  --               --            --
                               Exercised            (10,000)             2.00         2.00
                               Cancelled/expired   (242,474)     0.27 -  5.44         2.34
                           ---------------------------------------------------------------
                           OUTSTANDING AT
                           DECEMBER 31, 1999        246,600     $2.00 - $5.06      $  3.02
                           ===============================================================



                                                                   Exercise       Weighted
                           Options Exercisable      Number       Price Range      Average
                              At Year-End          of Shares      Per Share        Price
                           ===============================================================
                           1998                     362,074     $0.27 - $5.44      $  2.96
                           1999                     246,600     $2.00 - $5.06      $  3.02

                           As of December 31, 1999 and 1998, the Company had 553,400 and 300,926 shares, respectively, available for future option grants under the Plan.

                           All options granted during 1998 were granted with exercise prices equal to the fair market value of the Company's common stock on the date of grant.

7.    STOCK OPTIONS        The following table summarizes information about
      AND WARRANTS         stock options outstanding at December 31, 1999:
      (Continued)

                                                              $ 2.00     $ 3.38
                                                                 to         to
                           Range of Exercise Prices:          $ 2.88     $ 5.06
                           =====================================================
                           Outstanding options:
                              Number outstanding at
                              December 31, 1999                95,600    151,000

                              Weighted average remaining
                              contractual life (years)            4.0        7.4

                              Weighted average exercise price  $ 2.10     $ 3.60

                           Exercisable options:
                              Number outstanding at
                              December 31, 1999                95,600    151,000

                              Weighted average remaining
                              contractual life (years)            4.0        7.4

                              Weighted average exercise price  $ 2.10     $ 3.60
                           =====================================================


                           As of January 1, 1998, the Company had issued 1,044,425 Class B warrants with 1,004,425 outstanding. Each Class B warrant entitled the holder to purchase one share of common stock at $5.00 per share and were to expire on May 12, 1998. The Company extended the expiration date of the Class B warrants to July 31, 1998. During 1998, the Company purchased 70,000 Class B warrants. No B warrants were exercised during the extended period and all 1,044,425 warrants expired.

8. INCOME TAXES Domestic and foreign income (loss) before income taxes and minority interest in net income (loss) of the consolidated subsidiary are as follows (in thousands):


                           YEARS ENDED DECEMBER 31,         1999          1998
                           =====================================================
                           Domestic                       $ (516)      $ (3,160)
                           Foreign                          (125)           832
                           -----------------------------------------------------
                                                          $ (641)      $ (2,328)
                           =====================================================


                           The approximate tax effect of each type of temporary difference and carryforward which gives rise to the Company's deferred tax (liability) asset as of December 31, 1999 and 1998 is as follows (in thousands):
                                                                 Deferred
                                                             (Liability) Asset
                                                           --------------------
                                                             1999        1998
                           ====================================================
                           Depreciation and amortization   $   (866)   $   (946)
                           Net operating loss and tax
                              credit carryforwards            2,378       2,046
                           Inventory and other reserves         167         441
                           Other                                 10          11
                           Valuation reserve                 (1,689)     (1,552)
                           ----------------------------------------------------
                           Net                             $    --     $   --
                           ====================================================


                           At December 31, 1999, the Company had Federal and state net operating loss ("NOL") carryforwards of approximately $5,605,000 and $4,112,000, respectively. The Company also has tax credit carryforwards of approximately $107,000. The Company's NOL carryforwards expire at various dates through 2019. The Tax Reform Act of 1986 contains provisions that limit the net operating loss carryforwards available to be used in any given year in the event of certain changes in ownership.

8.    INCOME TAXES         No provision for Federal income taxes has been made
      (Continued)          for the year ended December 31, 1999 due to domestic
                           and foreign operating losses.

                           The difference between income taxes provided at the Company's effective tax rate and the Federal statutory rate for the year 1998 was due to the effect of foreign taxes of approximately $98,000.

9.    RELATED PARTY        Included in 1999 and 1998 sales is approximately
      TRANSACTIONS         $2,679,000 and $3,579,000, respectively, in sales to
                           companies owned by the President and shareholder of the Company and 19% shareholder of DNA. At December
                           31, 1999 and 1998, the accounts receivable balances from these companies totaled approximately $900,000 and $841,000, respectively.

                           Included in rent expense is rent for a leased facility owned by the President and shareholder of the Company and 19% shareholder of DNA of approximately $170,000 and $168,000 for fiscal years 1999 and 1998, respectively.

                           Included in other assets are amounts due from the President and shareholder of the Company and 19% shareholder of DNA of approximately $106,000 and $242,000 for the years ended December 31, 1999 and 1998, respectively. Included in accrued liabilities for December 31, 1999 is approximately $60,000 due to the same individual.

                           The Company obtains consulting services from a shareholder and former director of the Company. Fees for services paid to this shareholder and former director were approximately $20,000 for the years 1999 and 1998.

                           Included in 1999 sales is approximately $313,000 to the minority interest shareholder of Micro-Tech A/S.

10.   JOINT VENTURE        In February 1999, the Company formed a joint venture
                           with Trykko Pack of Denmark for the purpose of licensing the technology of the Company's safety susceptor patent throughout Europe and marketing the Company's microwave film products. The Company has an 82% equity interest in the joint venture entity, Micro-Tech A/S. The Company contributed to the joint venture a license to the patented technology described above in return for an 82% equity interest in the joint venture. The value of the license contributed was determined by the relative fair value of the net assets acquired and accordingly, an amount of $66,000 was recorded as additional paid in capital. The operations of the joint venture were not material to the results of operations for 1999.

11.   SUPPLEMENTAL         Cash paid during the year for (in thousands):
      DISCLOSURE OF
      CASH FLOW                                                1999        1998
      INFORMATION          ====================================================
                           Interest                           $ 734       $ 734

                           Income taxes                       $  --       $  98


                           The accompanying consolidated financial statements include the following noncash investing and financing activities (in thousands):


                                                               1999        1998
                           ====================================================
                           Common stock issued in connection
                           with the purchase of DNA           $ 645       $  --
                           ====================================================
                           Accrued interest converted
                           to note payable                    $ 109       $  --
                           ====================================================
                           Cancellation of accounts receivable
                           in connection with the  acquisition
                           of Kidamai SDN                     $  --       $ 370
                           ====================================================
                           Net unrealized loss on
                           marketable securities              $  --       $  16
                           ====================================================

12.   INDUSTRY AND         The Company operations are classified into two
      GEOGRAPHIC           business segments: food packaging applications and
      SEGMENTS             electronic capacitor applications.

                           The following table shows sales, operating income
                           (loss) and other financial information by industry segment. The corporate column includes corporate related items not allocated to industry segments (in thousands):

                                  Food       Capacitor
                                Packaging   Applications Corporate  Consolidated
===============================================================================

December 31, 1999

Sales                            $  5,068     $ 19,962    $   --       $ 25,030
-------------------------------------------------------------------------------
Operating income (loss)          $   (397)    $    915    $   (273)    $    245
===============================================================================

Capital Expenditures             $     83     $  2,068    $     47     $  2,198
Depreciation and Amortization         219          713         273        1,205
-------------------------------------------------------------------------------
Identifiable assets at
  December 31, 1999              $  4,018     $ 16,868    $  4,245     $ 25,131
===============================================================================



December 31, 1998

Sales                            $  4,917     $ 18,584    $   --       $ 23,501
-------------------------------------------------------------------------------
Operating income (loss)          $ (2,289)    $    723    $   (304)    $ (1,870)
===============================================================================

Capital Expenditures             $    100     $  1,315    $    754     $  2,169
Depreciation and Amortization         314          778         304        1,396
-------------------------------------------------------------------------------
Identifiable assets at
  December 31, 1998              $  4,486     $ 15,163    $  4,301     $ 23,950
===============================================================================

12.   INDUSTRY AND         The Company operated in the United States and Spain
      GEOGRAPHIC           for all of 1999 and 1998 and in Malaysia since
      SEGMENTS             October 1, 1998. The following table presents
      (Continued)          information by country based on where the revenues
                           and expenses were generated and where the asset was located:


                              United States    Spain      Malaysia  Consolidated
===============================================================================

December 31, 1999

Sales                            $  9,131     $ 14,734    $  1,165     $ 25,030
-------------------------------------------------------------------------------
Operating income (loss)          $   (526)    $    748    $     23     $    245
===============================================================================

Capital Expenditures             $  1,427     $    760    $     11     $  2,198
Depreciation and Amortization         827          338          40        1,205
-------------------------------------------------------------------------------
Identifiable assets at
  December 31, 1999              $ 13,241     $ 10,970    $    920     $ 25,131
===============================================================================


December 31, 1998

Sales                            $  8,242     $ 15,074    $    185     $ 23,501
-------------------------------------------------------------------------------
Operating income (loss)          $ (3,305)    $  1,460    $    (25)    $ (1,870)
===============================================================================

Capital Expenditures             $    928     $  1,241    $    --      $  2,169
Depreciation and Amortization       1,038          352           6        1,396
-------------------------------------------------------------------------------
Identifiable assets at
  December 31, 1998              $ 11,749     $ 11,112    $  1,089     $ 23,950
===============================================================================

12.   INDUSTRY AND
      GEOGRAPHIC
      SEGMENTS
      (Continued)

      EXPORT SALES         Export sales as a percentage of revenues were made to
                           the following geographic regions in 1999 and 1998, respectively:


                           REGION                        1999         1998
                           ===============================================
                           Europe                         52%          54%
                           South America                   5            6
                           Far East                        5            3
                           Middle East                     2            3
                           Other                           3            2

                           There was no single customer that accounted for over 10% of sales for the years ended December 31, 1999 or 1998.

13.   COMPREHENSIVE        The Company follows the provisions of Statement of
      INCOME               Financial Accounting Standards No. 130, "Reporting
                           Comprehensive Income" ("SFAS No. 130").

                           The components of other comprehensive income (loss) are as follows:

                           YEARS ENDED DECEMBER 31,                        1999             1998
                           =======================================================================
                           Foreign currency translation adjustments     $(396,000)       $ 130,000
                           Unrealized gains (losses) on investments
                             in marketable securities                      16,000          (16,000)
                           -----------------------------------------------------------------------
                                                                        $(380,000)       $ 114,000
                           =======================================================================

13.   COMPREHENSIVE        The components of accumulated other comprehensive
      INCOME               income (loss) are as follows:
      (Continued)

                           DECEMBER 31,                                   1999             1998
                           =======================================================================
                           Foreign currency translation adjustments     $(285,000)       $ 111,000
                           Unrealized losses on investments
                             in marketable securities                         --           (16,000)
                           -----------------------------------------------------------------------
                                                                        $(285,000)       $  95,000
                           =======================================================================