Form 10QSB
period 2000-03-31
ADVANCED DEPOSITION TECHNOLOGIES INC
filed 2000-05-11
CIK 909963

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000


      [ ] Transition report under section 13 or 15(d) of the Exchange Act.

                         COMMISSION FILE NUMBER 1-12230

                     ADVANCED DEPOSITION TECHNOLOGIES, INC.
                     --------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                              04-2865714
           --------                                              ----------
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

         As of May 8, 2000, there were 4,818,648 shares of Common Stock, $0.01 par value, of the issuer outstanding.

         Transitional Small Business Disclosure Format (check one)

                YES       NO  X
                    ---      ---

================================================================================

                     ADVANCED DEPOSITION TECHNOLOGIES, INC.

                                      INDEX


PART I. FINANCIAL INFORMATION                                       PAGE NUMBER

      Item 1. Financial Statements

               Condensed and Consolidated Balance Sheets (unaudited):     1
               March 31, 2000 and December 31, 1999

               Condensed and Consolidated Statements of Operations        2
               (unaudited): for the Three Months ended March 31, 2000
                and March 31, 1999

               Condensed and Consolidated Statements of Cash Flows        3
               (unaudited): for the Three Months ended March 31, 2000
                and March 31, 1999

               Notes to Condensed and Consolidated Financial              4-7
               Statements

      Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        8-11

PART II. OTHER INFORMATION

      Item 3.  Default Upon Senior Securities                             12

      Item 6. Exhibits and Reports filed on Form 8-K                      12

               Signatures                                                 13

                     ADVANCED DEPOSITION TECHNOLOGIES, INC.
              CONDENSED AND CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                 ASSETS
                                                                        (In thousands, except share amounts)
                                                                               March 31,    December 31,
                                                                                 2000           1999
CURRENT ASSETS                                                                  ========      ========
     Cash and cash equivalents                                                  $    397      $    309
     Investment in marketable securities                                               1            17
     Accounts receivable, net of reserve for doubtful accounts of $166,000 and
     $184,000 at March 31, 2000 and December 31, 1999, respectively                7,265         6,521
     Inventories                                                                   4,674         4,567
     Prepaid expenses and other current assets                                       450           392
                                                                                --------      --------
              Total current assets                                                12,787        11,806
                                                                                --------      --------
PROPERTY AND EQUIPMENT, net of accumulated depreciation                            8,267         8,383

OTHER ASSETS, net of accumulated amortization                                      4,725         4,942
                                                                                --------      --------
               Total assets                                                     $ 25,779      $ 25,131
                                                                                ========      ========
                                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Due to financing institutions                                              $  4,464      $  4,309
     Accounts payable                                                              5,381         4,746
     Accrued expenses                                                                561           697
     Current maturities of long-term obligations                                   2,240         1,335
                                                                                --------      --------
               Total current liabilities                                          12,646        11,087
                                                                                --------      --------
LONG-TERM OBLIGATIONS
     Revolving line of credit                                                      1,906         1,820
     Long-term obligations, net of current maturities                              3,674         4,700
                                                                                --------      --------
               Total liabilities                                                  18,226        17,607
                                                                                --------      --------
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                                         509           488
                                                                                --------      --------
STOCKHOLDERS' EQUITY;
     Preferred stock, $0.01 par value
       1,000,000 shares authorized, none issued                                     --            --
     Common stock, $0.01 par value,
       Authorized 10,000,000 shares, issued 4,894,758 and
       4,818,648 shares outstanding at  March 31, 2000 and December 31, 1999          49            49
     Common stock purchase warrants                                                 --            --
     Additional paid-in capital                                                   11,902        11,902
     Accumulated deficit                                                          (4,378)       (4,486)
     Accumulated other comprehensive (loss)                                         (385)         (285)
                                                                                --------      --------
                                                                                   7,188         7,180
     Less treasury stock, 76,110  shares at cost at March 31, 2000
          and December 31, 1999                                                     (144)         (144)
                                                                                --------      --------
               Total stockholders' equity                                          7,044         7,036
                                                                                --------      --------
               Total liabilities and stockholders' equity                       $ 25,779      $ 25,131
                                                                                ========      ========

The Condensed and Consolidated Balance Sheet at December 31, 1999, has been derived from the audited financial statements of the Company at that date.

          See Notes to Condensed and Consolidated Financial Statements

                     ADVANCED DEPOSITION TECHNOLOGIES, INC.

         CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

               (in thousands, except share and per share amounts)


                                                               Three Months Ended
                                                                    March 31,
                                                           2000                  1999
                                                        ===========           ===========
REVENUES:
     Product sales                                      $     7,027           $     6,138
     Royalties, license fees and other                           18                   106
                                                        -----------           -----------
                                                              7,045                 6,244

COST OF REVENUES                                              5,712                 4,864
                                                        -----------           -----------
     Gross Profit                                             1,333                 1,380

SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES                                    789                   917

RESEARCH AND DEVELOPMENT EXPENSES                                63                    75

AMORTIZATION EXPENSE                                             76                    54
                                                        -----------           -----------
          Operating income                                      405                   334

INTEREST EXPENSE, NET OF
      INTEREST INCOME                                          (238)                 (222)

OTHER (EXPENSE)                                                  (3)                  (63)
                                                        -----------           -----------
    Income before income taxes and
       minority  interest                                       164                    49

INCOME TAXES                                                      2                    13

MINORITY INTEREST IN NET INCOME OF
     CONSOLIDATED SUBSIDIARY                                    (54)                   (1)
                                                        -----------           -----------
          Net income                                    $       108           $        37
                                                        ===========           ===========
BASIC AND FULLY DILUTED NET INCOME (LOSS)  PER
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING              $      0.02           $      0.01
                                                        ===========           ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                4,818,648             4,249,483
                                                        ===========           ===========

          See Notes to Condensed and Consolidated Financial Statements

                     ADVANCED DEPOSITION TECHNOLOGIES, INC.

         CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                 (in thousands)

                                                                 Three  Months Ended March  31,
                                                                      2000            1999
                                                                      =====           =====
CASH FLOWS FROM OPERATING ACTIVITIES:

          Net income                                                  $ 108           $  37
                                                                      -----           -----
          Other cash  (used in) operating activities                   (289)           (882)
                                                                      -----           -----
          Net cash (used in) operating activities                     $(181)          $(845)
                                                                      -----           -----
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment                               (136)           (234)
     Decrease in investment in marketable securities                     16              16
     (Increase) decrease in other assets                                (45)            627
                                                                      -----           -----

          Net cash provide by (used in) investing activities           (165)            409
                                                                      -----           -----

CASH FLOWS FROM FINANCING ACTIVITIES
     Net borrowings under revolving line of credit                       86             402
     Net borrowings from financial institutions                         437             195
     Repayment of long term obligations                                (188)           (273)
     Purchase of treasury stock                                        --               (16)
     Exercise of stock options                                         --                20
                                                                      -----           -----
          Net cash provided by financing activities                     335             328
                                                                      -----           -----
          Net effect of exchange rates on cash and cash
          equivalents                                                    99             (18)
                                                                      -----           -----


NET INCREASE (DECREASE) IN CASH                                          88            (126)

CASH AND CASH EQUIVALENTS, beginning of period                          309             411
                                                                      -----           -----
CASH AND CASH EQUIVALENTS, end of period                              $ 397           $ 285
                                                                      =====           =====

          See Notes to Condensed and Consolidated Financial Statements

                     ADVANCED DEPOSITION TECHNOLOGIES, INC.

      NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 March 31, 2000
1.)      GENERAL

         The accompanying unaudited condensed and consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Reference should be made to the financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, which was filed with the Securities and Exchange Commission on April 14, 2000.

         In the opinion of the management of the Company, the accompanying financial statements reflect all adjustments that were of a normal recurring nature necessary for a fair presentation of the Company's results of operations and changes in financial position for the three months ended March 31, 2000 and March 31, 1999. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

         c.       Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                          March 31,           December 31,
                                            2000                  1999
                                      =================      ================
Raw materials                               $    2,465            $    2,338
Work in process                                    304                   287
Finished goods                                   2,292                 2,334
                                      -----------------      ----------------
                                                 5,061                 4,959
Less: Reserves for obsolescence                    387                   392
                                      -----------------      ----------------
          Total                             $    4,674            $    4,567
                                      =================      ================

         d.       Net Income (Loss) Per Common Share

         The Company follows Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). The new accounting standard established standards for computing and presenting earnings per share.

         e.       Reclassifications

         Certain balances in the 1999 financial statements have been reclassified to conform to the 2000 presentation.

         f.       Comprehensive income

         The Company follows Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which requires that all components of comprehensive and total comprehensive income be reported on one of the following: a statement of income and comprehensive income, a statement of comprehensive income or a statement of stockholders equity. Comprehensive income is comprised of net income and all changes to stockholders' equity except those due to investment by owners (changes in paid in capital) and distributions to owners (dividends). For interim reporting purposes, SFAS 130 requires disclosure of total comprehensive income.

         Total comprehensive income (unaudited) is as follows (in thousands):

                                                                           Three Months Ended
                                                                                 March 31,

                                                                          2000              1999
                                                                 =================       ===============
Net income                                                                 $  108                 $  37
Foreign currency translation adjustments                                     (100)                   (1)
Unrealized losses on investments in marketable securities                       -                   (16)
                                                                 -----------------       ---------------
Total comprehensive income                                                 $    8                 $  20
                                                                 =================       ===============

         g.       Industry and geographic segments

         The Company's operations are classified into two business segments: food packaging applications and electronic capacitor operations.

         The following table shows sales, operating income (loss) and other unaudited financial information by industry segment as of and for the three months ended March 31, 2000 (in thousands):

INDUSTRY SEGMENTS
-----------------

                                                          Food             Capacitor
                                                     Packaging          Applications                              Consolidated
                                               ===============================================================================
March 31, 2000
Sales                                                  $ 1,384               $ 5,661                                  $  7,045
                                               ----------------    ------------------                         -----------------
Operating income (loss) before corporate
expenses, interest and taxes                                85                   320                                       405
                                               ----------------    ------------------                         -----------------
Corporate expenses                                                                                                          (3)
Interest                                                                                                                  (238)
                                                                                                              -----------------
Income before taxes and minority interest                                                                              $   164
                                               ================    ==================                         =================
Identifiable assets at March 31, 2000                 $  3,409              $ 18,088                                 $  21,497
Corporate assets                                                                                                         4,282
                                                                                                              -----------------
Total assets at March 31, 2000                                                                                       $  25,779
                                                                                                              =================

         Geographic information for the following table shows sales, operating income (loss) and other financial information by industry segment as of and for the three months ended March 31, 2000 (in thousands):

GEOGRAPHIC SEGMENTS

                                                 United States                Spain               Malaysia        Consolidated
                                               ----------------    -----------------    -------------------   -----------------
March 31, 2000

Sales                                                $   2,625             $  4,246           $ 175                  $   7,045
                                               ----------------    -----------------    -------------------   -----------------
Operating income (loss) before corporate
expenses, interest and taxes                         $     (50)            $    476           $ (21)                       405
                                               ----------------    -----------------    -------------------   -----------------
Corporate expenses                                                                                                          (3)
Interest                                                                                                                  (238)
                                                                                                              -----------------
Income before taxes and minority interest                                                                            $     164
                                                                                                              -----------------
Identifiable assets at March 31, 2000                $  13,334             $ 11,494           $ 951                  $  25,779
                                               ================    =================    ===================   =================

3.)      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In December, 1997, the Company acquired 65% of the common stock of Alexander Boxall, S.A. of Madrid, Spain ("ABSA"), a manufacturer of electronic capacitors used for lighting and motor run applications. ABSA was renamed DNA-AD TECH S.A. ("DNA"). On October 1, 1998, the Company, through DNA, acquired 80% of the outstanding common stock of Kidamai, SDN of Kuala Lumpur, Malaysia ("DNA
(Asia)"). DNA (Asia) is a capacitor assembler and distributor. In February 1999 the

Company established a joint venture with Trykko Pack of Denmark and currently owns 82% equity position in a newly formed technology licensing company called MICROTECH A/S of Denmark.

         On March 23, 1999, the Company entered into an agreement to purchase an additional 16% of the equity of DNA-ADTECH of Madrid, Spain (the "Purchase Agreement"), bringing the Company's total equity ownership to 81%. The purchase price was based upon a similar valuation used in December 1997 when the Company purchased 65% of ABSA. The Company paid for this additional 16% equity position by issuing 598,198 shares of Common Stock. This transaction was approved by the Company's stockholders at the Company's annual meeting in August 1999.

         In addition, in March 1999, Alexander Boxall and the Company entered into a Repayment Agreement (the "Repayment Agreement") pursuant to which the parties agreed that in the event that the Company is unable to pay the amounts outstanding under the promissory note issued to Pedro Nunez Barranco Guembe in connection with the previous acquisition of his shares of DNA-ADTECH, on or before maturity without compromising the Company's plan for growth, On December 20, 1999, Mr. Boxall made payment of $1,099,598 (principal plus interest) to Mr. Guembe in accordance with the Repayment Agreement. As of December 20, 1999 the Company was indebted to Mr. Boxall for the amount paid. The debt bears interest at the thirty day London Interbank Offered Rate, plus 2%, compounded monthly, based on such rate as of the last day of such month and is due and payable on March 1, 2001. Mr. Boxall will have the right at any time after January 1, 2001 through March 1, 2001, to convert all or part of the outstanding balance into shares of Common Stock at a purchase price per share equal to the average sales price of the Common Stock for the month of December 2000, subject to a $3.50 per share minimum. If Mr. Boxall does not elect to convert the outstanding balance, the Company may elect after January 31, 2001 to redeem such amount for shares of Common Stock at a redemption price equal to the average sales price of the Common Stock for the twenty business days preceding the date of redemption.

         On March 31, 2000, the financial agreement with our principal lender was amended to record the agreement with Mr. Boxall, pursuant to which Mr. Boxall loaned the Company $300,000 during April 2000 and the Company agreed to repay such amount, with interest, thereby increasing the Company's indebtedness to Mr. Boxall to $1,399,598. This additional debt also bears interest at the thirty day London Interbank Offered Rate, plus 2%, compounded monthly, based on such rate as of the last day of such month and is due and payable on March 1, 2001. These additional funds provided by Mr. Boxall are subordinate to the Company's obligation to the bank pursuant to the subordinated debt agreement among the bank, Mr. Boxall (the "Subordinated Creditor"), and Advanced Deposition Technologies, Inc. (the "Borrower").

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

         Advanced Deposition Technologies, Inc. (the "Company" or "A. D. TECH") is a technology leader in developing and manufacturing high-resolution, patterned, vacuum-metalized coatings for a variety of energy management applications for use in industrial, commercial and consumer products. Included among these are product offerings for electronic capacitors, microwave and standard food packaging, security holograms, retroreflective films, barrier packaging, electronic article surveillance (EAS) and electric static discharge
(ESD).

         The Company's revenue to date has been primarily from sales to the capacitor and microwave packaging markets.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

         REVENUES. Revenues increased to $7,045,000 for the three months ended March 31, 2000, as compared to $6,244,000 for the three months ended March 31, 1999, an increase of 13%. The increase was primarily due to stronger Capacitor sales through DNA Spain (up 15%) and the U.S. operation (up 13%). When comparing the DNA Spain sales increase in pesetas the increase for the quarter, year to year was 33%, thereby reflecting the strength of the dollar during that period. The new production equipment installed in Taunton, Massachusetts partially contributed to the increased sales volume realized in the first quarter. Contingent upon hiring and training new production staff, we believe this new machine should be operating at its full capacity by the end of the second quarter 2000.

         COST OF REVENUES. Cost of revenues increased to $5,712,000 (81.3% of product sales) for the three months ended March 31, 2000, compared to $4,864,000 (79.2% of product sales) for the three months ended March 31, 1999. Cost of revenues increased due to increased sales and was higher on a percent comparison due to the strength of the dollar described above. Elimination of several job positions in February and March of 2000 at the Taunton operation should benefit future periods.

         GROSS PROFIT. Gross profit decreased to $1,333,000 (19.0% of product sales) for the three months ended March 31, 2000, compared to $1,380,000 (22.5% of product sales) for the three months ended March 31, 1999. The decrease in gross profit was due to growing relative strength of the dollar and a reduction of royalty and license revenue from 1999.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased to $789,000 (11.2% of product sales) for the three months ended March 31, 2000, compared to $917,000 (14.9% of product sales) for the three months ended March 31, 1999. Reductions were noted in travel, legal, investor relation expenses and non-recurring recruiting fees.

         RESEARCH AND DEVELOPMENT. Research and development expenses decreased modestly to $63,000 for the three months ended March 31, 2000, compared to $75,000 for the three months ended March 31, 1999.

         AMORTIZATION. Amortization expenses increased to $76,000 during the three months ended March 31, 2000, compared to $54,000 for the three months ended March 31, 1999.

         OPERATING INCOME . The Company generated operating income of $405,000 for the three months ended March 31, 2000, compared to operating income of $334,000 for the three months ended March 31, 1999. Operating income improved due to stronger sales and reduced spending for Selling and General Administration. The growing strength of the dollar relative to the pesetas had a negative impact on the operating income attributed to Spain by approximately $75,000.

         NET INTEREST EXPENSE. Net interest expense increased to $238,000 for the three months ended March 31, 2000, compared to $222,000 for the three months ended March 31, 1999. The increase was due to increased borrowing and higher interest rates.

         OTHER EXPENSE. Other expense totaled $3,000 during the three months ended March 31, 2000, compared to other expense of $63,000 for the three months ended March 31, 1999.

         INCOME TAXES. Income taxes decreased to $2,000 for the three months ended March 31, 2000, compared to $13,000 for the three months ended March 31, 1999. Income tax expense in 1999 was attributable to DNA Spain operations.

         MINORITY INTEREST. Minority interest was $54,000 for the three months ending March 31, 2000 compared to $1,000 for the three months ending March 31, 1999. Strong profits from DNA-ADTECH for the quarter account for the results in this category.

         NET INCOME . The Company generated net income of $108,000 during the three months ended March 31, 2000, as compared to net income of $37,000 for the three months ended March 31, 1999 as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Company had working capital of approximately $141,000 at March 31, 2000, compared to working capital of $719,000 at December 31, 1999. The decrease in working capital was primarily due to reclassification from long term to short term obligations of the amounts due Mr. Boxall pursuant to the subordinated debt agreement.

         Cash used in operating activities of $181,000 for the three months ended March 31, 2000, compared to cash used of $845,000 during the three months ended March 31, 1999. Cash flow used for operations for the three months ended March 31, 2000 resulted primarily from non-cash charges to income and increases in accounts payable, more than offset by increases in inventory, accounts receivable and decrease in accrued expenses.

         The Company used $165,000 in cash for investing activities during the three-month period ended March 31, 2000, primarily to purchase property and equipment to add manufacturing capacity and to increase the efficiency of existing equipment.

     The Revolving Credit and Loan Agreement with our principal lender was modified September 2, 1999 to include a temporary over advance amount of $500,000 on our Revolving Line of Credit that is payable over 18 months beginning January 2000 and modification of the repayment start date of the Machinery & Equipment ("M&E") Loan from October 1999 to April 1, 2000. The Line of Credit remains at a maximum of $2,000,000. The Company has drawn down $1,408,677 of the M&E Loan as of March 31, 2000.

     In December 1999, the Company amended their Revolving Credit and Loan Agreement to modify the tangible net worth definition and minimum net income financial covenants. Tangible Net Worth was amended to include the Subordinated Debt agreement among the bank, Mr. Boxall (the "Subordinated Creditor"), and Advanced Deposition Technologies, Inc. (the "Borrower").

     On March 31, 2000, the financial agreement with our principal lender was amended to reduce the M&E Loan borrowing limit from $2,000,000 to $1,500,000, to record the agreement with Mr. Boxall to provide $300,000 in cash no later than April 30, 2000, thereby increasing the Company's indebtedness to Mr. Boxall to $1,399,598. These additional funds provided by Mr. Boxall are subordinated pursuant to the Subordinated Debt agreement among the bank, Mr. Boxall (the "Subordinated Creditor"), and Advanced Deposition Technologies, Inc. (the "Borrower"). This financial amendment also included the waiver for non-compliance with one of the financial covenants at December 31, 1999. The bank waived the event of default relating to the covenant of tangible net worth as of December 31, 1999, and March 31, 2000, respectively.

     The Company uses the Line of Credit for working capital. Borrowings under the Line of Credit bear interest at a rate per annum equal to the bank's prime lending rate plus 1%. The Credit Agreement provides for a line-of-credit facility of up to $2,000,000, based on percentages of its eligible accounts receivable, raw materials and finished goods inventories (the "Line of Credit"), as well as term loans in the aggregate principal amount of $3,750,000 (the "Term Loans"). Each of these facilities matures on July 24, 2001. As of March 31, 2000 and December 31, 1999, the Company had an outstanding line of credit balance of $1,990,000, a portion of which was classified to current for the respective periods. The Term Loans are to be repaid in 29 monthly payments of $62,500, commencing January 1999 with a balloon payment of $1,938,000 in July 2001. Interest is payable monthly at the bank's prime rate plus 1.25%. As of March 31, 2000 the Company has repaid $937,500 of the $3,750,000 Term Loans and will be meeting with the primary lender during the second quarter of 2000 to discuss the maturities due in July 2001.

     Management believes that the Company's cash and cash equivalents together with its credit facilities and expected cash flows from operations, will provide sufficient funds to meet the Company's current and future cash requirements and allow the Company to continue its marketing and development efforts.

SEASONAL REVENUES
-----------------

         Historically, the Company has experienced lower sales to the electronic capacitor market during the third quarter, particularly in July and August. Based on market research conducted by the Company, it believes that demand for the Company's other products, including microwave food packaging, does not experience similarly timed seasonal variations and could, in the future, offset lower third quarter sales in the electronic capacitor market.

INFLATION
---------

         During 1999 and the first quarter of 2000, there was minimal inflation for raw materials and unit selling prices.

BUSINESS FACTORS
----------------

         This report may contain certain forward-looking statements that are subject to certain risks and uncertainties. These statements include statements regarding (i) the Company's liquidity; (ii) the effect of seasons on its revenue; (iii) the Company's future cash requirements; (iv) the Company's ability to obtain UL approvals; (v) the Company's expected production and revenues from new machinery; (vi) the effect of a reduced staff on cost of revenues and; (vii) the expected demand for capacitor, microwave and HED films. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the following: uncertainties regarding the performance advantages of the Company's PMP products and products in development, market responses to pricing actions, continued competitive factors and pricing pressures, the timely acceptance of new products, inventory risk due to shifts in market demand, the development of competing or superior technologies or products from other manufacturers, many of which have substantially greater financial, technical and other resources than the Company, dependence on key personnel, the variation in the Company's operating results, technological change, the Company's ability to develop and protect proprietary products and technologies, the availability of additional capital on acceptable terms, if at all, to fund expansion, and general economic conditions. For further information, refer to the more specific risks and uncertainties discussed throughout this report.

                           PART II - OTHER INFORMATION

Item 3.  Default Upon Senior Securities

         Modification # 6 of the Revolving Credit and Loan Agreement with our primary lender included the waiver for non-compliance with one of the financial covenants at December 31, 1999. The bank waived the event of default relating the covenant of tangible net worth in the Revolving Credit and Loan Agreement.

Item 6. Exhibits and Reports filed on Form 8-K

         (a)      Exhibits
                    10uu Modification No 4 to Revolving Credit and Term Loan Agreement dated July 24, 1998 between the Company and National Bank of Canada.

                    10vv Modification No 5 to Revolving Credit and Term Loan Agreement dated September 2, 1999 between the Company and National Bank of Canada.

                    10ww Modification No 6 to Revolving Credit and Term Loan Agreement dated September 2, 1999 between the Company and National Bank of Canada.

                    10xx Modification No 7 to Revolving Credit and Term Loan Agreement dated March 31, 2000 between the Company and National Bank of Canada.

                    10yy Subordinated Debt Agreement dated December 27, 1999 among the Company, National Bank of Canada and Alexander Boxall.

                    10zz 1999 Incentive Plan dated February 1999 between the Company and Mr. Walters.

                    10aaa Amended Employment Agreement dated December 31, 1999 between the Company and Mr. Walters.

(b)      Reports on Form 8-K

                   None.

                                   SIGNATURES
                                   ----------

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Advanced Deposition Technologies, Inc.
                                          --------------------------------------
                                          Registrant


May 11, 2000                                    /s/ Glenn J. Walters
------------------                             --------------------------------
                                               Glenn J. Walters
                                               Chief Executive Officer
                                               And Treasurer
                                               (Principal Executive Officer)

May 11, 2000                                    /s/ Joseph P. Keller
------------------                             --------------------------------
                                               Joseph P. Keller
                                               Controller
                                               (Principal Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------


                  Exhibit                         Description
                  -------                         -----------

                    10uu Modification No 4 to Revolving Credit and Term Loan Agreement dated July 24, 1998 between the Company and National Bank of Canada.

                    10vv Modification No 5 to Revolving Credit and Term Loan Agreement dated September 2, 1999 between the Company and National Bank of Canada.

                    10ww Modification No 6 to Revolving Credit and Term Loan Agreement dated September 2, 1999 between the Company and National Bank of Canada.

                    10xx Modification No 7 to Revolving Credit and Term Loan Agreement dated March 31, 2000 between the Company and National Bank of Canada.

                    10yy Subordinated Debt Agreement dated December 27, 1999 among the Company, National Bank of Canada and Alexander Boxall.

                    10zz 1999 Incentive Plan dated February 1999 between the Company and Mr. Walters.

                    10aaa Amended Employment Agreement dated December 31, 1999 between the Company and Mr. Walters.

                    27.1            Financial Data Schedule