Form 10QSB/A
period 2000-03-31
ADVANCED DEPOSITION TECHNOLOGIES INC
filed 2000-05-30
CIK 909963

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


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
        -----------------------------------------------------------------
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



                                 (508) 823-0707
                           ---------------------------
                           (ISSUER'S TELEPHONE NUMBER)



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

                                EXPLANATORY NOTE

         The purpose of this amendment is to amend and restate Items 3 and 6 of
Part II of the Company's Form 10-QSB filed on May 11, 2000. In addition, the documents listed in the exhibit index in Item 6 are being filed with this amendment as they were inadvertently omitted from the Report on Form 10-QSB filed on May 11, 2000.

                           PART II - OTHER INFORMATION



Item 3.  Default Upon Senior Securities

         Modification No. 6 of the Revolving Credit and Loan Agreement with National Bank of Canada included a waiver of non-compliance with one of the financial covenants at December 31, 1999 and March 31, 2000. The bank waived the event of default relating to the covenant of tangible net worth in the Revolving Credit and Loan Agreement.



Item 6.  Exhibits and Reports filed on Form 8-K

         (a)      Exhibits

                    10uu Modification No 4 to Revolving Credit and Term Loan Agreement dated September 2, 1999 between the Company and National Bank of Canada.

                    10vv Modification No 5 to Revolving Credit and Term Loan Agreement dated December 27, 1999 between the Company and National Bank of Canada.

                    10ww Modification No 6 to Revolving Credit and Term Loan Agreement dated March 31, 2000 between the Company and National Bank of Canada.

                    10xx Boxall Subordination Agreement dated December 27, 1999 among the Company, National Bank of Canada and Alexander Boxall.

                    10yy            1999 Incentive Plan between the Company and
                                    Mr. Walters.

                    27.1*           Financial Data Schedule


         (b)      Reports on Form 8-K

                  None.


         * Previously filed.

                                   SIGNATURES
                                   ----------


         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         Advanced Deposition Technologies, Inc.
                                         --------------------------------------
                                         Registrant








May 30, 2000                             /s/  Glenn J. Walters
------------                             --------------------------------------
                                         Glenn J. Walters
                                         Chief Executive Officer
                                         And Treasurer
                                         (Principal Executive Officer)



May 30, 2000                             /s/ Joseph P. Keller
------------                             --------------------------------------
                                         Joseph P. Keller
                                         Controller
                                         (Principal Accounting Officer)

                                  EXHIBIT INDEX




           Exhibit                       Description
           -------                       -----------

            10uu Modification No 4 to Revolving Credit and Term Loan Agreement dated September 2, 1999 between the Company and National Bank of Canada.

            10vv Modification No 5 to Revolving Credit and Term Loan Agreement dated December 27, 1999 between the Company and National Bank of Canada.

            10ww Modification No 6 to Revolving Credit and Term Loan Agreement dated March 31, 2000 between the Company and National Bank of Canada.

            10xx            Boxall Subordination Agreement dated
                            December 27, 1999 among the Company,
                            National Bank of Canada and Alexander
                            Boxall.

            10yy            1999 Incentive Plan between the Company and
                            Mr. Walters.

            27.1*           Financial Data Schedule



         * Previously filed.