Form 10QSB
period 2000-06-30
ADVANCED DEPOSITION TECHNOLOGIES INC
filed 2000-08-14
CIK 909963

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB



      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000


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

      As of August 8, 2000, there were 5,018,648 shares of Common Stock, $0.01 par value, of the issuer outstanding.

      Transitional Small Business Disclosure Format (check one)    YES     NO X
                                                                      ---    ---


================================================================================

                     ADVANCED DEPOSITION TECHNOLOGIES, INC.

                                      INDEX


                                                                           PAGE
PART I. FINANCIAL INFORMATION                                             NUMBER

        Item 1. Financial Statements

                Condensed and Consolidated Balance Sheets (unaudited):
                June 30, 2000 and December 31, 1999                          1

                Condensed and Consolidated Statements of Operations (unaudited): for the Three Months and Six Months
                ended June 30, 2000 and June 30, 1999                        2

                Condensed and Consolidated Statements of Cash Flows (unaudited): for the Six Months ended June 30, 2000
                and June 30, 1999                                            3

                Notes to Condensed and Consolidated Financial
                Statements                                                 4-7

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       8-12



PART II. OTHER INFORMATION

        Item 6. Exhibits and Reports on Form 8-K                            13

                Signatures                                                  14

                     ADVANCED DEPOSITION TECHNOLOGIES, INC.

              CONDENSED AND CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                     ASSETS
                                                                          (In Thousands)
                                                                   June 30,          December 31,
                                                                     2000               1999
                                                                   =========          =========
CURRENT ASSETS
     Cash and cash equivalents                                     $     360          $     309
     Investment in marketable securities                                   1                 17
     Accounts receivable, net of reserve for doubtful
       accounts of $144,600 and $184,000 at June 30, 2000
       and December 31, 1999, respectively                             7,333              6,521
     Inventories                                                       4,923              4,567
     Prepaid expenses and other current assets                           463                392
                                                                   ---------          ---------
              Total current assets                                    13,080             11,806

PROPERTY AND EQUIPMENT, net of accumulated depreciation                8,194              8,383

OTHER ASSETS, net of accumulated amortization                          4,667              4,942
                                                                   ---------          ---------
              Total assets                                         $  25,941          $  25,131
                                                                   =========          =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Due to financing institutions                                 $   4,224          $   4,309
     Accounts payable                                                  5,261              4,746
     Accrued expenses                                                    817                697
     Current maturities of long-term obligations                       2,657              1,335
                                                                   ---------          ---------
              Total current liabilities                               12,959             11,087


LONG-TERM OBLIGATIONS
     Revolving line of credit                                          1,822              1,820
     Long-term obligations, net of current maturities                  3,220              4,700
                                                                   ---------          ---------
              Total liabilities                                       18,001             17,607
                                                                   ---------          ---------

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                             513                488
                                                                   ---------          ---------

STOCKHOLDERS' EQUITY;
     Preferred stock, $0.01 par value 1,000,000 shares
       authorized, none issued                                            --                 --

     Common stock, $0.01 par value,
       Authorized 10,000,000 shares, issued 5,094,758 and
       4,894,758, outstanding 5,018,648 and 4,818,648
       shares at June 30, 2000 and December 31, 1999,
       respectively                                                       51                 49
     Additional paid-in capital                                       12,200             11,902
     Accumulated deficit                                              (4,248)            (4,486)
     Accumulated other comprehensive (loss)                             (432)              (285)
                                                                   ---------          ---------
                                                                       7,571              7,180
     Less treasury stock, 76,110  shares at cost at
       June 30, 2000 and December 31, 1999                              (144)              (144)
                                                                   ---------          ---------
              Total stockholders' equity                               7,427              7,036
                                                                   ---------          ---------
              Total liabilities and stockholders' equity           $  25,941          $  25,131
                                                                   =========          =========

  The Condensed and Consolidated Balance Sheet at December 31, 1999, has been derived from the audited financial statements of the Company at that date.

          See Notes to Condensed and Consolidated Financial Statements

                     ADVANCED DEPOSITION TECHNOLOGIES, INC.

         CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

               (in Thousands, Except Share and Per Share Amounts)

                                                                    Three Months Ended                      Six Months Ended
                                                                         June 30,                               June 30,
                                                               ----------------------------           ----------------------------
                                                                  2000             1999                  2000             1999
                                                               -----------      -----------           -----------      -----------
REVENUES:
     Product sales                                             $     7,036      $     6,271           $    14,063      $    12,409
     Royalties, license fees and other                                  75                9                    93              115
                                                               -----------      -----------           -----------      -----------
                                                                     7,111            6,280                14,156           12,524

COST OF REVENUES                                                     5,691            5,025                11,403            9,826
                                                               -----------      -----------           -----------      -----------
     Gross Profit                                                    1,420            1,255                 2,753            2,698

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                           840              939                 1,629            1,956

RESEARCH AND DEVELOPMENT EXPENSES                                       63               69                   126              144

AMORTIZATION EXPENSE                                                    75               54                   151              108
                                                               -----------      -----------           -----------      -----------
     Operating income                                                  442              193                   847              490

INTEREST EXPENSE, NET OF INTEREST INCOME                               300              189                   538              411

OTHER (EXPENSE) INCOME                                                 (15)              69                   (18)              43
                                                               -----------      -----------           -----------      -----------
     Income before income taxes and minority interest                  127               73                   291              122

INCOME TAXES (BENEFIT)                                                  13               (8)                   15                5

MINORITY INTEREST IN NET INCOME OF
     CONSOLIDATED SUBSIDIARY                                            (9)             (10)                  (63)              (9)
                                                               -----------      -----------           -----------      -----------
     Net income                                                $       105      $        71           $       213      $       108
                                                               ===========      ===========           ===========      ===========
NET INCOME PER SHARE
     Basic                                                     $      0.02      $      0.02           $      0.04      $      0.03
                                                               ===========      ===========           ===========      ===========
     Diluted                                                   $      0.02      $      0.02           $      0.04      $      0.03
                                                               ===========      ===========           ===========      ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                       4,900,870        4,248,170             4,859,307        4,248,823
                                                               ===========      ===========           ===========      ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING,
     ASSUMING DILUTION                                           4,903,450        4,248,170             4,872,834        4,248,823
                                                               ===========      ===========           ===========      ===========


          See Notes to Condensed and Consolidated Financial Statements

                     ADVANCED DEPOSITION TECHNOLOGIES, INC.

         CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                 (in thousands)

                                                                      Six Months Ended
                                                                           June 30,
                                                                   2000              1999
                                                                  =======           =======
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                                                   $   213           $   108
     Other cash used in operating activities                         (164)             (906)
                                                                  -------           -------
     Net cash (used in)/provided by operating activities               49              (798)
                                                                  -------           -------

CASH FLOWS FROM INVESTING ACTIVITIES

     Purchases of property and equipment                             (333)             (536)
     Decrease in investment in marketable securities                   16                19
     (Increase) decrease in other assets                              (64)              309
                                                                  -------           -------

          Net cash used in investing activities                      (381)             (208)
                                                                  -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES

     Net borrowings under revolving line of credit                      2             1,068
     Net borrowings from financial institutions                       254               255
     Repayment of long-term obligations                              (239)             (389)
     Proceeds from subordinated debt                                  300                --
     Purchase of treasury stock                                        --               (34)
     Exercise of stock options                                         --                20
                                                                  -------           -------

          Net cash provided by financing activities                   317               920
                                                                  -------           -------
          Net effect of exchange rates on cash and
          cash equivalents                                             66               (19)
                                                                  -------           -------

NET INCREASE (DECREASE) IN CASH                                        51              (105)

CASH AND CASH EQUIVALENTS, beginning of period                        309               411
                                                                  -------           -------

CASH AND CASH EQUIVALENTS, end of period                          $   360           $   306
                                                                  =======           =======

          See Notes to Condensed and Consolidated Financial Statements

                     ADVANCED DEPOSITION TECHNOLOGIES, INC.

      NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  June 30, 2000


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

         In the opinion of the management of the Company, the accompanying financial statements reflect all adjustments that were of a normal recurring nature necessary for a fair presentation of the Company's results of operations and changes in financial position for the three and six month periods ended June 30, 2000 and June 30, 1999. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

2.)      SIGNIFICANT ACCOUNTING POLICIES

         The accompanying condensed and consolidated financial statements reflect the application of certain significant accounting policies, including those described below.

         a.       Principles of consolidation

         The accompanying condensed and consolidated financial statements include the Company and its majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

         b.       Revenue recognition

         The Company recognizes revenues on its product sales upon shipment and royalties and license fees as earned.

         c.       Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                         June 30,          December 31,
                                           2000                1999
                                        ==========          ==========
Raw materials                           $    2,760          $    2,338
Work in process                                294                 287
Finished goods                               2,100               2,334
                                        ----------          ----------
                                             5,154               4,959

Less: Reserves for obsolescence                231                 392
                                        ----------          ----------
         Total                          $    4,923          $    4,567
                                        ==========          ==========

         d.       Net Income Per Common Share

         The Company follows Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). The accounting standard established standards for computing and presenting earnings per share.

         e.       Reclassifications

         Certain balances in the 1999 financial statements have been reclassified to conform to the 2000 presentation.

         f.       Comprehensive income

         The Company follows Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which requires that all components of total comprehensive income be reported on one of the following: a statement of income and comprehensive income, a statement of comprehensive income or a statement of stockholders equity. Comprehensive income is comprised of net income and all changes to stockholders' equity except those due to investment by owners (changes in paid in capital) and distributions to owners (dividends). For interim reporting purposes, SFAS 130 requires disclosure of total comprehensive income.

         The components of total comprehensive income (unaudited) are as follows (in thousands):

                                                              Six Months ended
                                                                   June 30,
                                                               2000       1999
                                                             ==================
Net income                                                   $   213    $   108
Foreign currency translation adjustments                        (147)      (250)
Unrealized losses on investments in marketable securities         --         (6)
                                                             -------    -------
Total comprehensive income/(loss)                            $    66    $  (148)
                                                             =======    =======


         g.       Industry and geographic segments

         The Company's operations are classified into two business segments: food packaging applications and electronic capacitor operations.

         The following table shows sales, operating income and other unaudited financial information by industry segment as of and for the six months ended June 30, 2000 (in thousands):

INDUSTRY SEGMENTS                                 Food       Capacitor
-----------------                              Packaging    Applications   Corporate    Consolidated
                                               ==========    ==========    ==========    ==========
June 30, 2000

Sales                                          $    2,815    $   11,341                  $   14,156
                                               ----------    ----------                  ----------
Operating income                                       42           805                         847
                                               ----------    ----------                  ----------
Other expenses                                                                                  (18)
Interest expense                                                                               (538)
                                                                                         ----------
Income before taxes and minority interest                                                $      291
                                               ==========    ==========    ==========    ==========
Identifiable assets at June 30, 2000           $    3,398    $   18,280    $    4,263    $   25,941
                                               ==========    ==========    ==========    ==========

         Geographic information for the following table shows sales, operating income (loss) and other financial information by industry segment as of and for the six months ended June 30, 2000 (in thousands):

GEOGRAPHIC SEGMENTS                          United States     Spain        Malaysia    Consolidated
-------------------                            ==========    ==========    ==========    ==========
June 30, 2000

Sales                                          $    5,400    $    8,310    $      447    $   14,156
                                               ----------    ----------    ----------    ----------
Operating income (loss)                               (62)          879            30           847
                                               ----------    ----------    ----------    ----------
Other expenses                                                                                  (18)
Interest expense                                                                               (538)
                                                                                         ----------
Income before taxes and minority interest                                                $      291
                                                                                         ----------
Identifiable assets at June 30, 2000           $   14,387    $   10,600    $      954    $   25,941
                                               ==========    ==========    ==========    ==========

3.)      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In March 1999, Alexander Boxall and the Company entered into a Repayment Agreement (the "Repayment Agreement") pursuant to which the parties agreed that in the event that the Company is unable to pay the amounts outstanding under the promissory note issued to Pedro Nunez Barranco Guembe in connection with the previous acquisition of his shares of DNA-ADTECH, on or before maturity without compromising the Company's plan for growth. On December 20, 1999, Mr. Boxall made payment of $1,099,598 (principal plus interest) to Mr. Guembe in accordance with the Repayment Agreement. As of December 20, 1999 the Company was indebted to Mr. Boxall for the amount paid. The debt bears interest at the thirty day London Interbank Offered Rate, plus 2%, compounded monthly, based on such rate as of the last day of such month and is due and payable on March 1, 2001. Mr. Boxall will have the right at any time after January 1, 2001 through March 1, 2001, to convert all or part of the outstanding balance into shares of Common Stock at a purchase price per share equal to the average sales price of the Common Stock for the month of December 2000, subject to a $3.50 per share minimum. If Mr. Boxall does not elect to convert the outstanding balance, the Company may elect after January 31, 2001 to redeem such amount for shares of Common Stock at a redemption price equal to the average sales price of the Common Stock for the twenty business days preceding the date of redemption.

         On March 31, 2000, the Revolving Credit and Loan agreement with our principal lender was amended to record the loan to the Company of $300,000 during April 2000. The Company agreed to repay such amount, with interest. This debt bears interest at the thirty day London Interbank Offered Rate, plus 2%, compounded monthly, based on such rate as of the last day of such month.

         On May 24, 2000, Mr. Glenn Walters and Mr. Alexander Boxall each purchased 100,000 of common stock at a price of $1.50 per share. These shares were acquired in exchange for conversion of $300,000 in short-term subordinated debt provided to the Company during the second quarter of 2000 in equal portions from Mr. Walters and Mr. Boxall. The promissory notes issued to Mr. Walters and Mr. Boxall were cancelled.

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

RECENT DEVELOPMENTS
-------------------

         The Company has agreed to a joint venture with three partners in the People's Republic of China relating to metallizing films used for capacitor, holographic, microwave food packaging, ESD packaging, and retroreflective applications. The Chinese partners will have a majority equity position and the Company will supply know-how relating to technology and marketing. The joint venture is subject to the receipt of government approvals in China and negotiation of definitive agreements.

         The Company signed an exclusive supply agreement to incorporate its patented microwave susceptor technology for a new coffee roasting process developed by Mojocoffee Company in a new microwave coffee roasting pouch.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

         REVENUES. Revenues increased to $7,111,000 for the three months ended June 30, 2000, as compared to $6,280,000 for the three months ended June 30, 1999, an increase of 13%. The increase was primarily due to strong capacitor film and microwave/food packaging sales from the U.S. operation, up 40% from the same period in 1999. Sales for the 2nd Quarter in Spain were 3.0% above the same period last year, however, in pesetas the increase was 12%, thereby reflecting the strength of the dollar during this period. Sales attributed to the new production equipment installed in Taunton, Massachusetts improved from the first quarter. Adequate production staffing continues to be a problem given the unemployment level in Massachusetts of less than 3%. The Company believes by the end of the third quarter we will be fully staffed.

         COST OF REVENUES. Cost of revenues were $5,691,000 (80.9% of product sales) for the three months ended June 30, 2000, compared to $5,025,000 (80.1% of product sales) for the three months ended June 30, 1999. Cost of revenues increased due to increased sales and the strength of the dollar on business in Spain as described above, partially offset by cost reductions in the U.S. operation year to year.

         GROSS PROFIT. Gross profit increased to $1,420,000 (20.2% of product sales) for the three months ended June 30, 2000, compared to $1,255,000 (20.0% of product sales) for the three months June 30, 1999. The increase in gross profit dollars was due to increased sales.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased to $840,000 (11.9% of product sales) for the three months ended June 30, 2000, compared to $939,000 (15.0% of product sales) for the three months ended June 30, 1999. The decrease was primarily due to reductions in travel, legal, investor relation expenses in the U.S.

         RESEARCH AND DEVELOPMENT. Research and development expenses decreased modestly to $63,000 for the three months ended June 30, 2000, compared to $69,000 for the three months ended June 30, 1999.

         AMORTIZATION. Amortization expenses increased to $75,000 during the three months ended June 30, 2000, compared to $54,000 for the three months ended June 30, 1999 due primarily to increased intangible assets and related amortization in Spain.

         OPERATING INCOME. The Company generated operating income of $442,000 for the three months ended June 30, 2000, compared to operating income of $193,000 for the three months ended June 30, 1999. Operating income improved due to stronger sales and reduced spending for selling, general and administration.

         NET INTEREST EXPENSE. Net interest expense increased to $300,000 for the three months ended June 30, 2000, compared to $189,000 for the three months ended June 30, 1999. The increase was due to increased borrowing and higher interest rates.

         OTHER EXPENSE. Other expense totaled $15,000 during the three months ended June 30, 2000, compared to other income of $69,000 for the three months ended June 30, 1999. Most of the other income in 1999 was attributed to a product insurance claim and the associated cancellation of accounts payable by a related party doing business with DNA Asia. Most of the year 2000 expense related to currency exchange in Spain.

         INCOME TAXES. Income taxes were $13,000 for the three months ended June 30, 2000, compared to a tax benefit of $8,000 for the three months ended June 30, 1999. Income tax expense in 2000 was attributed to the profits generated by DNA-ADTECH.

         MINORITY INTEREST. Minority interest was $9,000 for the three months ending June 30, 2000 compared to $10,000 for the three months ending June 30, 1999.

         NET INCOME. The Company generated net income of $105,000 during the three months ended June 30, 2000, as compared to net income of $71,000 for the three months ended June 30, 1999 as a result of the factors discussed above.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

         REVENUES. Revenues increased to $14,156,000 for the six months ended June 30, 2000, as compared to $12,524,000 for the six months ended June 30, 1999, an increase of 13.0%. The increase was primarily due to stronger film sales in the United States (up 26.6%) and capacitor sales in Spain. Spain sales were 8.5% above the same six month period last year, however, in pesetas the increase was 22%, thereby reflecting the strength of the dollar.

         COST OF REVENUES. Cost of revenues increased 16.3% to $11,403,000 (81.1% of product sales) for the six months ended June 30, 2000, compared to $9,826,000 (79.2% of product sales) for the six months ended June 30, 1999 on a sales increase of 13.0%. Higher costs associated with the increase in revenue were partially offset by reductions in the U.S. operation due to certain job eliminations in combination with the strength of the dollar on business in Spain.

         GROSS PROFIT. Gross profit increased to $2,753,000 (19.6% of product sales) for the six months ended June 30, 2000, compared to $2,698,000 (21.7% of product sales) for the six months ended June 30, 1999. The dollar increase in gross profit was due primarily to stronger sales and reduced production costs. Partially offsetting was the negative impact on profit of the strength of the dollar to the pesetas.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased to $1,629,000 (11.6% of product sales) for the six months ended June 30, 2000, compared to $1,956,000 (15.8% of product sales) for the six months ended June 30, 1999. Reductions were noted in travel, legal, investor relations expense and non-recurring recruiting fees.

         RESEARCH AND DEVELOPMENT. Research and development expenses decreased modestly to $126,000 for the six months ended June 30, 2000, compared to $144,000 for the six months ended June 30, 1999.

         AMORTIZATION. Amortization expenses increased to $151,000 during the six months ended June 30, 2000, compared to $108,000 for the six months ended June 30, 1999 due primarily to increased intangible assets and related amortization in Spain.

         OPERATING INCOME. The Company generated operating income of $847,000 for the six months ended June 30, 2000, compared to operating income of $490,000 for the six months ended June 30, 1999. The increase in operating income was the result of stronger sales and lower marketing and administrative expenses. The strength of the dollar relative to the pesetas had a negative impact on the operating income by approximately $111,000 through six months.

         NET INTEREST EXPENSE. Net interest expense increased to $538,000 for the six months ended June 30, 2000, compared to $411,000 for the six months ended June 30, 1999. The increase was due to increases in debt balances due to financial institutions and higher interest rates.

         OTHER INCOME (EXPENSE). Other expense totaled $18,000 during the six months ended June 30, 2000, compared to other income of $43,000 for the six months ended June 30, 1999. Most of the other income in 1999 was attributed to a product insurance claim and the associated cancellation of accounts payable by a related party doing business with DNA Asia. Most of the expense in the current period related to currency exchange in Spain.

         INCOME TAXES. Income taxes were $15,000 for the six months ended June 30, 2000 compared to $5,000 for the six months ended June 30, 1999. Income tax expense in 2000 was attributable to the profits generated by DNA-ADTECH.

         MINORITY INTEREST. Minority interest was $63,000 for the six months ending June 30, 2000 compared to $9,000 for the six months ending June 30, 1999.

         NET INCOME. The Company generated net income of $213,000 during the six months ended June 30, 2000, as compared to net income of $108,000 for the six months ended June 30, 1999 as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Company had working capital of approximately $121,000 at June 30, 2000, compared to working capital of $719,000 at December 31, 1999. The decrease in working capital was primarily due to reclassification from long-term to short-term obligations due Mr. Boxall pursuant to the subordinated debt agreement.

         Cash provided by operating activities was $49,000 for the six months ended June 30, 2000, compared to cash used of $798,000 during the six months ended June 30, 1999. Cash flow used for operations for the six months ended June 30, 2000 resulted primarily from non-cash charges to income and increases in accounts payable, offset by increases in accounts receivable and inventory.

         The Company used $381,000 in cash for investing activities during the six-month period ended June 30, 2000, primarily to purchase property and equipment to add manufacturing capacity and to increase the efficiency of existing equipment.

         The Revolving Credit and Loan Agreement with our principal lender was modified September 2, 1999 to include a temporary over advance amount of $500,000 on our Revolving Line of Credit that is payable over 18 months beginning January 2000 and modification of the repayment start date of the Machinery & Equipment ("M&E") Loan from October 1999 to April 1, 2000. The Line of Credit remains at a maximum of $2,000,000. The Company has drawn down $1,408,677 of the M&E Loan and through June 30, 2000 has repaid $70,434 of this loan.

         In December 1999, the Company amended their Revolving Credit and Loan Agreement to modify the tangible net worth definition and minimum net income financial covenants. Tangible Net Worth was amended to include the Subordinated Debt agreement among the bank, Mr. Boxall (the "Subordinated Creditor"), and Advanced Deposition Technologies, Inc. (the "Borrower").

         On March 31, 2000, the financial agreement with our principal lender was amended to reduce the M&E Loan borrowing limit from $2,000,000 to $1,500,000 and to provide for the $300,000 subordinated debt loaned to the Company. This financial amendment also included the waiver for non-compliance with one of the financial covenants at December 31, 1999. The bank waived the event of default relating to the covenant of tangible net worth as of December 31, 1999, and March 31, 2000, respectively.

         On May 24, 2000, Mr. Glenn Walters and Mr. Alexander Boxall each purchased 100,000 of common stock at a price of $1.50 per share. These shares were acquired in exchange for the conversion of $300,000 in short-term subordinated debt provided to the Company during the second quarter of 2000.

         The Company uses the Line of Credit for working capital. Borrowings under the Line of Credit bear interest at a rate per annum equal to the bank's prime lending rate plus 1%. The Credit Agreement provides for a line-of-credit facility of up to $2,000,000, based on percentages of its eligible accounts receivable, raw materials and finished goods inventories (the "Line of Credit"), as well as term loans in the aggregate principal amount of $3,750,000 (the "Term Loans"). Each of these facilities matures on July 24, 2001. As of June 30, 2000 and December 31, 1999, the Company had an outstanding line of credit balance of $1,990,000, a portion of which was classified to current for the respective periods. The Term Loans are to be repaid in 29 monthly payments of $62,500, commencing January 1999 with a balloon payment of $1,938,000 in July 2001. Interest is payable monthly at the bank's prime rate plus 1.25%. As of June 30, 2000 the Company has repaid $1,125,000 of the $3,750,000 Term Loans and will be meeting with the primary lender in August 2000 to discuss the maturities due in July 2001.

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

INFLATION
---------

         During 1999 and the first six months of 2000, there was minimal inflation for raw materials and unit selling prices.


BUSINESS FACTORS
----------------

         This report may contain certain forward-looking statements that are subject to certain risks and uncertainties. These statements include statements regarding (i) the Company's liquidity; (ii) the effect of seasons on its revenue; (iii) the Company's future cash requirements; (iv) the Company's ability maintain adequate staffing in the U.S. operation; (v) the Company's expected production and revenues from new machinery; (vi) the effect of a reduced staff on cost of revenues and; (vii) the expected demand for capacitor, microwave and HED films; (viii) the benefits to the Company of the joint venture with China and the supply agreement with Mojocoffee. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the following: the Chinese joint venture may not be approved and may not be sucessfully negotiated, uncertainties regarding the performance advantages of the Company's PMP products and products in development, market responses to pricing actions, continued competitive factors and pricing pressures, the timely acceptance of new products, inventory risk due to shifts in market demand, the development of competing or superior technologies or products from other manufacturers, many of which have substantially greater financial, technical and other resources than the Company, dependence on key personnel, the variation in the Company's operating results, technological change, the Company's ability to develop and protect proprietary products and technologies, the availability of additional capital on acceptable terms, if at all, to fund expansion, and general economic conditions. For further information, refer to the more specific risks and uncertainties discussed throughout this report.

                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

         On May 24, 2000, Mr. Walters and Mr. Boxall each purchased 100,000 shares of common stock from the Company at a price of $1.50 per share in exchange for an equity conversion of $300,000 in short-term subordinated debt provided to the Company during April 2000 in equal portions by Mr. Walters and Mr. Boxall. The stock was issued in a private placement under section 4(2) of the Securities Act of 1933.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its Annual Meeting of Stockholders on May 24, 2000, and the following matters were voted on at that meeting:

         1. The election of John J. Moroney as Class I Director, to serve for a three year term of office expiring in 2003 and until his successor is duly elected and qualified was voted as follows:

               For              Abstain
               ---              -------

Mr. Moroney    4,384,116        12,150

         2. The proposal to ratify the appointment of BDO Seidman, LLP as independent accountants for the Company for the fiscal year ending December 31, 2000, were as follows:

               For              Against        Abstain        Broker Nonvotes
               ---              -------        -------        ---------------

               4,399,942        2,574          3,750          N/A


Item 6. Exhibits and Reports filed on Form 8-K

         (a) Exhibits. The exhibits listed on the Exhibit Index filed as part of this Quarterly Report on Form 10-Q are incorporated herein by reference.

         (b) Reports on Form 8-K. The Registrant did not file any reports on Form 8-K during the quarter ended June 30,2000.

                                   SIGNATURES
                                   ----------

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Advanced Deposition Technologies, Inc.
                                Registrant


August 14, 2000                          /s/ Glenn J. Walters
------------------                       ---------------------------------------
                                         Glenn J. Walters
                                         Chief Executive Officer
                                         And Treasurer
                                         (Principal Executive Officer)

August 14, 2000                          /s/ Joseph P. Keller
------------------                       ---------------------------------------
                                         Joseph P. Keller
                                         Controller
                                         (Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit                                     Description
-------                                     -----------

10zz Promissory Note dated April 1, 2000 from the Company to Glenn Walters for $150,000.

10aaa Promissory Note dated April 1, 2000 from the Company to Alexander Boxall for $150,000.

10bbb Note Conversion Agreement dated May 24, 2000 between the Company and Glenn Walters to convert the note of $150,000 into 100,000 shares of common stock of the Company.

10ccc             Note Conversion Agreement dated May 24,
                  2000 between the Company and Alexander Boxall to convert the note of $150,000 into 100,000 shares of common stock of the Company.

27.1              Financial Data Schedule