Form 10QSB
period 2000-09-30
ADVANCED DEPOSITION TECHNOLOGIES INC
filed 2000-11-13
CIK 909963

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000


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

         As of November 3, 2000, there were 5,018,648 shares of Common Stock, $0.01 par value, of the issuer outstanding.

         Transitional Small Business Disclosure Format (check one)

YES        NO  X
    ---       ---

================================================================================

                     ADVANCED DEPOSITION TECHNOLOGIES, INC.

                                      INDEX

                                                                           PAGE
PART I. FINANCIAL INFORMATION                                             NUMBER

         Item 1. Financial Statements

                 Condensed and Consolidated Balance Sheets (unaudited):      1
                 September 30, 2000 and December 31, 1999

                 Condensed and Consolidated Statements of Operations         2
                 (unaudited): for the Three Months and the Nine Months ended September 30, 2000 and September 30, 1999

                 Condensed and Consolidated Statements of Cash Flows         3
                 (unaudited): for the Nine Months ended September 30, 2000
                  and September 30, 1999

                 Notes to Condensed and Consolidated Financial             4-7
                 Statements

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                      8-13

PART II. OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K                           14
                 Signatures                                                 15

                                    ADVANCED DEPOSITION TECHNOLOGIES, INC.
                                   CONDENSED AND CONSOLIDATED BALANCE SHEET

                                                    ASSETS
                                                                                        (In  Thousands)
                                                                            September 30, 2000   December 31, 1999
                                                                                  UNAUDITED           AUDITED
                                                                                  =========           =======
CURRENT ASSETS
     Cash and cash equivalents                                                     $    189           $    309
     Investment in marketable securities                                                  2                 17
    Accounts receivable, net of reserve for doubtful accounts of $146,000
     and $184,000  at September 30, 2000 and  December 31, 1999,                      7,515              6,521
     respectively
     Inventories                                                                      4,702              4,567
     Prepaid expenses and other current assets                                          324                392
                                                                                   --------           --------
              Total current assets                                                   12,732             11,806

PROPERTY AND EQUIPMENT, net of accumulated depreciation                               8,013              8,383

OTHER ASSETS, net of accumulated amortization                                         4,540              4,942
                                                                                   --------           --------
               Total assets                                                        $ 25,285           $ 25,131
                                                                                   ========           ========
                                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Due to financing institutions                                                 $  3,869           $  4,309
     Accounts payable                                                                 5,744              4,746
     Accrued expenses                                                                   668                697
     Current maturities of long-term obligations                                      2,254              1,335
                                                                                   --------           --------
               Total current liabilities                                             12,535             11,087

LONG-TERM OBLIGATIONS
     Revolving line of credit                                                         1,278              1,820
     Long-term obligations, net of current maturities                                 3,789              4,700
                                                                                   --------           --------
               Total liabilities                                                     17,602             17,607
                                                                                   --------           --------
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                                            518                488
                                                                                   --------           --------
STOCKHOLDERS' EQUITY;
     Preferred stock, $0.01 par value
          1,000,000 shares authorized, none issued                                     --                 --

   Common stock, $0.01 par value,
          Authorized 10,000,000 shares, issued 5,094,758 and 4,894,758, outstanding
           5,018,648 and 4,818,648 shares at September 30, 2000 and
December 31, 1999,
      respectively                                                                       51                 49
     Additional paid-in capital                                                      12,200             11,902
     Accumulated deficit                                                             (4,373)            (4,486)
     Accumulated other comprehensive (loss)                                            (569)              (285)
                                                                                   --------           --------
                                                                                      7,309              7,180
     Less treasury stock, 76,110 shares at cost at September 30, 2000
          and December 31, 1999                                                        (144)              (144)
                                                                                   --------           --------
               Total stockholders' equity                                             7,165              7,036
                                                                                   --------           --------
               Total liabilities and stockholders' equity                          $ 25,285           $ 25,131
                                                                                   ========           ========

                           See Notes to Condensed and Consolidated Financial Statements

                                                      1

                                      ADVANCED DEPOSITION TECHNOLOGIES, INC.

                           CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                 (in Thousands, Except Share and Per Share Amounts)


                                                           Three Months Ended               Nine Months Ended
                                                             September 30,                     September 30,
                                                     ----------------------------      ----------------------------
                                                         2000              1999             2000             1999
                                                     -----------      -----------      -----------      -----------
REVENUES:
     Product sales                                   $     5,960      $     6,023      $    20,024      $    18,432
     Royalties, license fees and other                        20              126              113              241
                                                     -----------      -----------      -----------      -----------
                                                           5,980            6,149           20,137           18,673

COST OF REVENUES                                           4,872            5,192           16,276           15,018
                                                     -----------      -----------      -----------      -----------
     Gross Profit                                          1,108              957            3,861            3,655

SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES                                 756              759            2,385            2,716

RESEARCH AND DEVELOPMENT EXPENSES                             76               99              202              244

AMORTIZATION EXPENSE                                          74               54              224              161
                                                     -----------      -----------      -----------      -----------
               Operating income                              202               44            1,050              534

INTEREST EXPENSE, NET OF
      INTEREST INCOME                                        272              231              811              642

OTHER (EXPENSE)  INCOME                                       29              (37)              11                7
                                                     -----------      -----------      -----------      -----------
          Income (loss) before income taxes and
             minority interest                               (41)            (224)             250             (101)

INCOME TAXES (BENEFIT)                                        16              (12)              31               (6)

MINORITY INTEREST IN NET INCOME OF
     CONSOLIDATED SUBSIDIARY                                  43               43              106               53
                                                     -----------      -----------      -----------      -----------

          Net income / (loss)                        $      (100)     $      (255)     $       113      $      (148)
                                                     ===========      ===========      ===========      ===========
NET INCOME / (LOSS) PER SHARE

   Basic                                             $     (0.02)       $ ( 0.06)      $      0.02      $     (0.03)
                                                     ===========      ===========      ===========      ===========
   Diluted                                           $     (0.02)     $     (0.06)     $      0.02      $     (0.03)
                                                     ===========      ===========      ===========      ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
                                                       5,018,648        4,305,219        4,912,809        4,267,600
                                                     ===========      ===========      ===========      ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING,
ASSUMING DILUTION                                      5,018,648        4,305,219        4,919,209        4,267,600
                                                     ===========      ===========      ===========      ===========

                            See Notes to Condensed and Consolidated Financial Statements

                                                         2

                             ADVANCED DEPOSITION TECHNOLOGIES, INC.

                      CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS

                                         (in thousands)

                                                                       Nine Months Ended
                                                                          September 30,
                                                                      2000            1999
                                                                    UNAUDITED       UNAUDITED
                                                                    ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

          Net income /(loss)                                        $      113      $     (148)

          Other cash (used in)/ provided by operating
             activities                                                    457            (338)
          Net cash (used in)/provided by operating activities              570            (486)
                                                                    ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES

     Purchases of property and equipment                                  (579)         (1,186)
     Decrease in investment in marketable securities                        16              21
     (Increase) / decrease in other assets                                 (76)            170
                                                                    ----------      ----------

          Net cash used in investing activities                           (639)           (995)
                                                                    ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES

     Net borrowings/(repayments) under revolving line of credit           (363)          1,097
     Net borrowings/(repayments) from financial institutions               564            (671)
     Net borrowings/(repayments) of long-term obligations                 (567)            904
     Conversion of subordinated debt to common stock                       300            --
     Purchase of treasury stock                                           --               (48)
     Exercise of stock options                                            --                20
                                                                    ----------      ----------

          Net cash (used in)/ provided by financing activities             (66)          1,302
                                                                    ----------      ----------

          Net effect of exchange rates on cash and cash
               equivalents                                                  15               1
                                                                    ----------      ----------

NET (DECREASE) IN CASH                                                    (120)           (178)

CASH AND CASH EQUIVALENTS, beginning of period                             309             411
                                                                    ----------      ----------

CASH AND CASH EQUIVALENTS, end of period                            $      189      $      233
                                                                    ==========      ==========

                  See Notes to Condensed and Consolidated Financial Statements

                                               3

                     ADVANCED DEPOSITION TECHNOLOGIES, INC.

      NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               September 30, 2000
1.)      GENERAL

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

         In the opinion of the management of the Company, the accompanying financial statements reflect all adjustments that were of a normal recurring nature necessary for a fair presentation of the Company's results of operations and changes in financial position for the three and nine month periods ended September 30, 2000 and September 30, 1999. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

         c.        Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                   September 30,  December 31,
                                       2000           1999
                                    ==========     ==========
Raw materials                       $    2,395     $    2,338
Work in process                            246            287
Finished goods                           2,285          2,334
                                    ----------     ----------
                                         4,926          4,959
Less: Reserves for obsolescence            224            392
                                    ----------     ----------
          Total                     $    4,702     $    4,567
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

         The components of total comprehensive income (un-audited) are as follows (in thousands):

                                                                       Nine Months ended
                                                                          September 30,
                                                                      2000            1999
                                                                   ==========      ==========
Net income / (loss)                                                $      113      $     (148)
Foreign currency translation adjustments                                 (284)           (254)
Unrealized gain (loss) on investments in marketable securities              1              (2)
                                                                   ----------      ----------
Total comprehensive income/(loss)                                  $     (170)     $     (404)
                                                                   ==========      ==========

         f.        Industry and geographic segments

         The Company's operations are classified into two business segments: food packaging applications and electronic capacitor operations.

         The following table shows sales, operating income and other un-audited financial information by industry segment as of and for the nine months ended September 30, 2000 (in thousands):

INDUSTRY SEGMENTS
-----------------

                                                 Food      Capacitor
                                            Packaging   Applications     Corporate    Consolidated
                                            ---------   ------------     ---------    ------------
September 30, 2000

Sales                                         $ 4,406        $15,732          --           $20,137
                                              -------        -------       -------         -------
Operating income                                  (10)         1,060          --             1,050
                                              -------        -------       -------         -------
Other income                                     --             --            --                11
Interest expense                                 --             --            --              (811)
                                                                                           -------
Income before taxes and minority interest        --             --            --           $   250
                                              =======        =======       =======         =======
Identifiable assets at September 30, 2000     $ 3,282        $18,040       $ 3,963         $25,285
                                              =======        =======       =======         =======

         Geographic information for the following table shows sales, operating income (loss) and other financial information by industry segment as of and for the nine months ended September 30, 2000 (in thousands):

GEOGRAPHIC SEGMENTS
-------------------

                                         United States         Spain     Malaysia   Consolidated
                                         -------------         -----     --------   ------------
September 30, 2000

Sales                                         $  7,768      $ 11,477     $    893       $ 20,137
                                              --------      --------     --------       --------

Operating income (loss)                           (133)        1,112           71          1,050
                                              --------      --------     --------       --------
Other income                                      --            --           --               11
Interest expense                                  --            --           --             (811)
                                                                                        --------

Income before taxes and minority interest         --            --           --         $    250
                                                                                        --------

Identifiable assets at September 30, 2000     $ 13,518      $ 10,943     $    823       $ 25,285
                                              ========      ========     ========       ========

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

     On May 24, 2000, Mr. Glenn Walters and Mr. Alexander Boxall each purchased 100,000 of common stock at a price of $1.50 per share. These shares were acquired in exchange for conversion of $300,000 in short term subordinated debt provided to the Company during the second quarter of 2000.

4.) NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. The Company does not expect the adoption of this Statement to have a material impact on the Company's financial position or operations.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements," which summarizes the staff's view regarding the application of generally accepted accounting principles to selected revenue recognition issues. Based upon the Company's current assessment, the adoption of this SAB will not have a material effect on the results of operations or financial position of the Company.

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

RECENT DEVELOPMENTS
-------------------
     During the second quarter of 2000 the Company agreed to a joint venture with three partners in the People's Republic of China relating to metallizing films used for capacitor, holographic, microwave food packaging, ESD packaging, and retroreflective applications. The Chinese partners will have a majority equity position and the Company will supply know-how relating to technology and marketing.

     During the second quarter of 2000 the Company signed an exclusive supply agreement to incorporate patented microwave susceptor technology for a new coffee roasting process developed by Mojocoffee Company in a new microwave coffee- roasting pouch.

     On September 6, 2000 the Company retained Whitehorne & Company Ltd. ("Whitehorne"), a Boston-based registered broker-dealer, to advise the Company with regard to stockholder and investor relations issues, to assist the Company in regulatory reporting, to help evaluate acquisitions and identify other growth opportunities. Whitehorne will also prepare and disseminate a corporate profile on the Company. In exchange for the services to be provided by Whitehorne, the Company agreed to pay a monthly retainer and to issue warrants to purchase up to 100,000 shares of Advanced Deposition Technologies, Inc. ("ADTC") common stock at a price of $1.50 per share.

     On September 27, 2000 the primary lender informed the Company that the Amended and Restated Credit and Term Loan Agreement was approved consisting of the Term Loan for $4,165,000 and the Revolving Line of Credit ("Line of Credit") of $2,000,000. The principal on the Term Loan is payable in 37 installments, with each of the first 36 payments to be in the principal amount of $50,000 plus current interest accrued commencing on November 1, 2000 with a one-time payment of $2,365,000 on October 31, 2003. Interest is payable monthly at the bank's prime rate plus 1.25%. The financial covenants remain unchanged; minimum Tangible Net Worth at September 30, 2000 is $3,500,000, Senior Indebtedness to Tangible Net Worth is 5.5 to 1.0, and minimum Net Income at December 31, 2000 is $300,000. As a result of the Amended and Restated Credit and Term Loan the Company reduced the balance due on its Revolver Note from $1,989,000 to $1,438,000 with the cap remaining at $2,000,000. As a result of the Amended and Restated Credit and Term Loan Agreement, the Company's monthly payment was reduced to $50,000 from $86,000, thereby improving cash flow. On October 20, 2000, the amended agreement, as outlined above, was fully executed by both parties.

     The Company received notice of a decision to grant in its European patent titled, "Pattern Metallized Optical Varying Security Devices" (Holographic patent). Another European filing, "Multi-layer Fused Microwave Conductive Structure" has been issued a patent number 0824482.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

         REVENUES. Revenues were $5,980,000 for the three months ended September 30, 2000, as compared to $6,149,000 for the three months ended September 30, 1999, a decrease of 2.7%. Sales from our U.S. operation were 8.6% above the same quarter in 1999. Sales measured in U.S. dollars for the third quarter in Spain were 11.6% below the same period last year, however, measured in pesetas the increase was 20.5%. The currency average in the third quarter of 1999 was 159 pesetas to the dollar as compared to 182 pesetas to the dollar during the same period this year. The third quarter traditionally has experienced lower sales in the Capacitor market. As 60% of the Company's revenues are generated outside the United States, the effect of a strong dollar had significant impact on our Sales and Net Profit results for the third quarter and year to date. Although production volume from the new machine in Taunton improved 14% from the second quarter, the Company continues to work through machine performance issues with the manufacturer. At the mid-point of the quarter, full staffing for this new equipment was achieved.

         COST OF REVENUES. Cost of revenues was $4,872,000 (81.7% of product sales) for the three months ended September 30, 2000, compared to $5,192,000 (86.2% of product sales) for the three months ended September 30, 1999. Cost of revenues and percent to sales relationships improved due to the strength of the dollar on business in Spain as described above and also reflects cost reductions primarily associated with payrolls in the U.S. operation.

         GROSS PROFIT. Gross profit increased to $1,108,000 (18.6% of product sales) for the three months ended September 30, 2000, compared to $957,000 (15.9% of product sales) for the three months September 30, 1999. The increase in gross profit was attributed to the combination of higher unit volume, cost reductions in the U.S. operation and the improvement in sales volume in Spain despite a traditionally weaker quarter for the Company.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were $756,000 (12.7% of product sales) for the three months ended September 30, 2000, compared to $759,000 (12.6% of product sales) for the three months ended September 30, 1999.

         RESEARCH AND DEVELOPMENT. Research and development expenses decreased to $76,000 for the three months ended September 30, 2000, compared to $99,000 for the three months ended September 30, 1999.

         AMORTIZATION. Amortization expenses increased to $74,000 during the three months ended September 30, 2000, compared to $54,000 for the three months ended September 30, 1999 due primarily to increased intangible assets and related amortization in Spain.

         OPERATING INCOME . The Company generated operating income of $202,000 for the three months ended September 30, 2000, compared to operating income of $44,000 for the three months ended September 30, 1999. Operating income improved primarily due to improved gross profit.


         NET INTEREST EXPENSE. Net interest expense increased to $272,000 for the three months ended September 30, 2000, compared to $231,000 for the three months ended September 30, 1999. The increase was due to increased borrowing and higher interest rates.

         OTHER (EXPENSE)/INCOME. Other income totaled $29,000 during the three months ended September 30, 2000, compared to other expense of $37,000 for the three months ended September 30, 1999.

         INCOME TAXES. Income taxes were $16,000 for the three months ended September 30, 2000, compared to a tax benefit of $12,000 for the three months ended September 30, 1999. Profits generated from our Spanish operation resulted in this tax adjustment.

         MINORITY INTEREST. Minority interest remained unchanged at $43,000.

         NET INCOME . The Company generated a net loss of $100,000 during the three months ended September 30, 2000, as compared to a net loss of $255,000 for the three months ended September 30, 1999 as a result of the factors discussed above. The Company historically experiences lower sales during the third quarter as compared the other three quarters.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

         REVENUES. Revenues increased to $20,137,000 for the nine months ended September 30, 2000, as compared to $18,673,000 for the nine months ended September 30, 1999, an increase of 7.8%. The increase was primarily due to stronger film sales in the United States (up 20.5%) and stronger capacitor sales in Spain. Sales in Spain measured in U.S. dollars were 2.0% above the same nine-month period last year; however, measured in pesetas the increase was 21.4%, thereby reflecting the strength of the dollar. Currency fluctuations represent a reduction of approximately $2,400,000 in revenue.

         COST OF REVENUES. Cost of revenues increased 8.4% to $16,276,000 (81.3% of product sales) for the nine months ended September 30, 2000, compared to $15,018,000 (81.5% of product sales) for the nine months ended September 30, 1999 on a product sales increase of 8.6%. Higher costs associated with the increase in revenue were partially offset by reductions in the U.S. operation achieved by certain job eliminations and by the strength of the dollar on business in Spain.

         GROSS PROFIT. Gross profit increased to $3,861,000 (19.3% of product sales) for the nine months ended September 30, 2000, compared to $3,655,000 (19.8% of product sales) for the nine months ended September 30, 1999. The dollar increase in gross profit was due primarily to stronger sales and reduced production costs. Partially offsetting was the negative impact on profit of the strength of the dollar to the peseta.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased to $2,385,000 (11.9% of product sales) for the nine months ended September 30, 2000, compared to $2,716,000 (14.7% of product sales) for the nine months ended September 30, 1999. Reductions were noted in travel, legal, investor relations expense and non-recurring recruiting fees.

         RESEARCH AND DEVELOPMENT. Research and development expenses decreased to $202,000 for the nine months ended September 30, 2000, compared to $244,000 for the nine months ended September 30, 1999.

         AMORTIZATION. Amortization expenses increased to $224,000 during the nine months ended September 30, 2000, compared to $161,000 for the nine months ended September 30, 1999 due primarily to increased intangible assets and related amortization in Spain.

         OPERATING INCOME . The Company generated operating income of $1,050,000 for the nine months ended September 30, 2000, compared to operating income of $534,000 for the nine months ended September 30, 1999. The increase in operating income was the result of stronger sales and lower marketing and administrative expenses. The strength of the dollar relative to the pesetas had a negative impact on the operating income by approximately $180,000 through nine months.

         NET INTEREST EXPENSE. Net interest expense increased to $811,000 for the nine months ended September 30, 2000, compared to $642,000 for the nine months ended September 30, 1999. The increase was due to increases in debt balances due to financial institutions and higher interest rates.

         OTHER INCOME. Other income totaled $11,000 during the nine months ended September 30, 2000, compared to other income of $7,000 for the nine months ended September 30, 1999.

         INCOME TAXES. Income taxes were $31,000 for the nine months ended September 30, 2000 compared to a tax benefit of $6,000 for the nine months ended September 30, 1999. Income tax expense in 2000 was attributable to the profits generated by DNA-ADTECH in Spain.

         MINORITY INTEREST. Minority interest was $106,000 for the nine months ending September 30, 2000 compared to $53,000 for the nine months ending September 30, 1999.

         NET INCOME . The Company generated net income of $113,000 during the nine months ended September 30, 2000, as compared to a net loss of $148,000 for the nine months ended September 30, 1999 as a result of the factors discussed above. The strong dollar to the pesetas, period to period, resulted in less income approximating $76,000.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
         The Company had working capital of approximately $197,000 at September 30, 2000, compared to working capital of $719,000 at December 31, 1999. The decrease in working capital was primarily due to reclassification from long-term to short-term obligations due Mr. Boxall pursuant to the subordinated debt agreement.

         Cash provided by operating activities was $570,000 for the nine months ended September 30, 2000, compared to cash used of $486,000 during the nine months ended September 30, 1999. Cash flow used for operations for the nine months ended September 30, 2000 resulted primarily from increases in accounts payable, offset by increases in accounts receivable and modest increases in inventory.

         The Company used $639,000 in cash for investing activities during the nine-month period ended September 30, 2000, primarily to purchase property and equipment to add manufacturing capacity and to increase the efficiency of existing equipment.

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

     On March 31, 2000, the financial agreement with our principal lender was amended to reduce the M&E Loan borrowing limit from $2,000,000 to $1,500,000 and provide for the $300,000 subordinated debt loaned to the Company. This financial amendment also included the waiver for non-compliance with one of the financial covenants at December 31, 1999. The bank waived the event of default relating to the covenant of tangible net worth as of December 31, 1999, and March 31, 2000, respectively.

     On May 24, 2000, Mr. Glenn Walters and Mr. Alexander Boxall each purchased 100,000 of common stock at a price of $1.50 per share. These shares were acquired in exchange for the conversion of $300,000 in short-term subordinated debt provided to the Company during the second quarter of 2000.

     On September 27, 2000 the primary lender informed the Company that the Amended and Restated Credit and Term Loan Agreement was approved consisting of the Term Loan for $4,165,000 and the Revolving Line of Credit ("Line of Credit") of $2,000,000. The principal on the Term Loan is payable in 37 installments, with each of the first 36 payments to be in the principal amount of $50,000 plus current interest accrued commencing on November 1, 2000 with a one-time payment of $2,365,000 on October 31, 2003. Interest is payable monthly at the bank's prime rate plus 1.25%. The financial covenants remain unchanged; minimum Tangible Net Worth at September 30, 2000 is $3,500,000, Senior Indebtedness to Tangible Net Worth is 5.5 to 1.0, and minimum Net Income at December 31, 2000 is $300,000. As a result of the Amended and Restated Credit and Term Loan the Company reduced the balance due on its Revolver Note from $1,989,000 to $1,438,000 with the cap remaining at $2,000,000. As a result of the Amended and Restated Credit and Term Loan Agreement, the Company's monthly payment was reduced to $50,000 from $86,000, thereby improving cash flow. On October 20, 2000, the amended agreement, as outlined above, was fully executed by both parties.

     The Company uses the Line of Credit for working capital. Borrowings under the Line of Credit bear interest at a rate per annum equal to the bank's prime lending rate plus 1%. The Credit Agreement provides for a line-of-credit facility of up to $2,000,000, based on percentages of its eligible accounts receivable, raw materials and finished goods inventories. The Company has an outstanding Line of Credit balance of $1,438,000. A portion of the Line of Credit was classified to current and is associated with the over advance that was instituted September 2, 1999 of $500,000 and remains in force. The temporary over advance currently stands at $220,000, payable in increments of $28,000 over 18 months beginning January 2000. Therefore, the additional credit available to the Company as a result of this amended agreement increased $326,000.

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

INFLATION
---------

         During 1999 and the first nine months of 2000, there was minimal inflation for raw materials and unit selling prices.

BUSINESS FACTORS
----------------

         This report may contain certain forward-looking statements that are subject to certain risks and uncertainties. These statements include statements regarding (i) the Company's liquidity; (ii) the effect of seasons on its revenue; (iii) the Company's future cash requirements; (iv) the Company's ability maintain adequate staffing in the U.S. operation; (v) the Company's expected production and revenues from new machinery; (vi) the effect of a reduced staff on cost of revenues and; (vii) the expected demand for capacitor, microwave and HED films; (viii) the benefits to the Company of the joint venture with China and the supply agreement with Mojocoffee, (ix) and the benefits to the Company of retaining Whitehorne & Company Ltd. to advise regarding investor relations. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the following: uncertainties regarding the performance advantages of the Company's PMP products and products in development, market responses to pricing actions, continued competitive factors and pricing pressures, the timely acceptance of new products, inventory risk due to shifts in market demand, the development of competing or superior technologies or products from other manufacturers, many of which have substantially greater financial, technical and other resources than the Company, dependence on key personnel, the variation in the Company's operating results, technological change, the Company's ability to develop and protect proprietary products and technologies, the availability of additional capital on acceptable terms, if at all, to fund expansion, and general economic conditions. For further information, refer to the more specific risks and uncertainties discussed throughout this report.

                           PART II - OTHER INFORMATION


Item 6. Exhibits and Reports filed on Form 8-K

(a)      See Exhibit Index


         (b) The Registrant did not file any reports on Form 8-K during the quarter ended September 30, 2000.

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



November 13, 2000                                /s/ Glenn J. Walters
------------------                      ---------------------------------------

                                        Glenn J. Walters
                                        Chief Executive Officer
                                        And Treasurer
                                        (Principal Executive Officer)


November 13, 2000                               /s/ Joseph P. Keller
------------------                      ---------------------------------------

                                        Joseph P. Keller
                                        Controller
                                        (Principal Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------

      Exhibit                                 Description
      -------                                 -----------



      10ddd Financial Consulting and Investment Banking Agreement between the Company and Whitehorne & Co., Inc. dated September 6, 2000



      27.1              Financial Data Schedule